Form 10-Q
period 2014-09-30
Great Basin Scientific, Inc.
filed 2014-11-14
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36662

GREAT BASIN SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0361454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2441 South 3850 West, Salt Lake City, UT	84120
(Address of principal executive offices)	(Zip Code)

(801) 990-1055

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The issuer had 5,078,462 shares of common stock outstanding as of November 14, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$676,471	$1,211,423
Accounts receivable, net of allowances of $5,482 and $5,482, respectively	233,426	184,415
Inventory	381,952	320,239
Prepaid and other current assets	895,160	94,421
Total current assets	2,187,009	1,810,498
Intangible assets, net	245,896	334,025
Property and equipment, net	3,529,265	3,703,582
Total assets	$5,962,170	$5,848,105
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,695,497	$874,119
Accrued expenses	858,412	815,814
Current portion of notes payable	48,586	44,601
Notes payable - related party, net of discount of $83,333	416,667	—
Current portion of capital lease obligations	959,403	506,506
Total current liabilities	3,978,565	2,241,040
Notes payable, net of current portion	18,732	55,730
Capital lease obligations, net of current portion	2,435,625	2,042,359
Derivative liability	13,900,400	—
Total liabilities	20,333,322	4,339,129
Commitments and contingencies (see NOTE 10 LEGAL PROCEEDINGS)
Convertible preferred stock:
Series A convertible preferred stock, par value $.001; 119,987,898 and 125,000,000 shares
authorized; 107,881,171 and 117,131,171 shares issued and outstanding, respectively	17,366,539	18,846,539
Series B convertible preferred stock, par value $.001; 59,465,350 and 100,000,000 shares
authorized; 59,465,350 shares issued and outstanding, respectively	9,464,454	9,464,454
Series C convertible preferred stock, par value $.001; 165,877,435 and 210,000,000 shares
authorized; 165,877,435 and 150,989,224 shares issued and outstanding, respectively	4,040,585	3,674,335
Series C-1 convertible preferred stock, par value $.001; 84,027,175 and 100,000,000 shares
authorized; 84,027,175 shares issued and outstanding, respectively	2,067,068	2,067,068
Series D convertible preferred stock, par value $.001; 325,000,000 and 0 shares
authorized; 306,091,710 and 0 shares issued and outstanding, respectively	6,716,765	—
Stockholders' deficit:
Common stock, $.001 par value: 1,800,000,000 and 375,000,000 shares
authorized; 161,760 and 115,510 shares issued and outstanding, respectively	162	116
Additional paid-in capital	11,481,055	9,733,342
Accumulated deficit	(65,507,780)	(42,276,878)
Total stockholders' deficit	(54,026,563)	(32,543,420)
Total liabilities, convertible preferred stock and stockholders' deficit	$5,962,170	$5,848,105

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$409,390	$223,470	$1,160,971	$464,861
Cost of sales	942,334	660,695	2,761,153	1,078,610
Gross loss	(532,944)	(437,225)	(1,600,182)	(613,749)
Operating expenses:
Research and development	1,424,877	792,690	3,265,149	2,678,912
Selling and marketing	479,499	725,984	1,646,782	2,066,479
General and administrative	597,795	384,664	2,004,080	1,257,109
(Gain) loss on sale of assets	-	6,504	(8,166)	22,767
Total operating expenses	2,502,171	1,909,842	6,907,845	6,025,267
Loss from operations	(3,035,115)	(2,347,067)	(8,508,027)	(6,639,016)
Other income (expense):
Interest expense	(314,450)	(82,239)	(819,235)	(114,065)
Interest income	619	889	2,057	2,945
Change in fair value of derivative liability	(13,900,400)	-	(13,900,400)	-
Total other income (expense)	(14,214,231)	(81,350)	(14,717,578)	(111,120)
Loss before provision for income taxes	(17,249,346)	(2,428,417)	(23,225,605)	(6,750,136)
Provision for income taxes	822	-	(5,297)	-
Net loss	$(17,248,524)	$(2,428,417)	$(23,230,902)	$(6,750,136)
Net loss per common share - basic and diluted	$(117.59)	$(21.02)	$(184.35)	$(58.44)
Weighted average common shares - basic and diluted	146,678	115,510	126,014	115,510

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(23,230,902)	$(6,750,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	855,484	549,629
Change in fair value measurement	13,900,400	—
(Gain) loss on sale of assets	(8,166)	22,767
Interest converted to preferred stock	13,129	—
Employee stock compensation	242,696	83,317
Warrant issuance and modifications	25,063	—
Debt discount amortization	16,667	—
Asset disposal	11,124	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(49,011)	(46,400)
Increase in inventory	(61,713)	(95,040)
Increase in prepaid and other assets	(269,459)	(29,765)
Increase in accounts payable	360,882	135,029
Increase in accrued liabilities	42,598	415,182
Net cash used in operating activities	(8,151,208)	(5,715,417)
Cash flows from investing activities:
Acquisition of property and equipment	(222,584)	(774,540)
Acquisition of intangible asset	-	(200,000)
Construction of equipment	(479,196)	(1,774,341)
Proceeds from sale of assets	35,000	63,000
Proceeds from sale leaseback	1,500,000	—
Net cash provided by (used in) investing activities	833,220	(2,685,881)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	100,000	4,577,688
Proceeds from issuance of convertible notes payable - related party	300,000	—
Proceeds from issuance of preferred stock	6,569,886	—
Proceeds from issuance of notes payable - related party	890,000	—
Proceeds from subscriptions receivable	—	3,288,333
Principal payments of capital leases	(653,837)	(23,677)
Principal payments of notes payable	(390,000)	(24,995)
Principal payments of notes payable -related party	(33,013)	—
Net cash provided by financing activities	6,783,036	7,817,349
Net increase (decrease) in cash	(534,952)	(583,949)
Cash, beginning of the period	1,211,423	1,143,009
Cash, end of the period	$676,471	$559,060
Supplemental disclosures of cash flow information:
Interest paid	$775,666	$10,021
Income taxes paid	$6,447	$—
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$1,480,000	$—
Issuance of preferred stock as debt discount	$100,000	$—
Conversion of note payable to preferred stock	$400,000	$—
Assets acquired through capital leases	$807,272	$—
Initial public offering costs incurred but unpaid	$531,280	$—
Property and equipment included in accounts payable	$70,784	$—

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 DESCRIPTION OF BUSINESS

Great Basin Scientific, Inc. (the “Company”) (d.b.a., Great Basin Corporation) is a Delaware corporation headquartered in Salt Lake City, Utah. The Company was originally incorporated as Diagnostic Micro Arrays, Inc., a Nevada corporation, on June 27, 2003. The Company changed its name to Great Basin Scientific, Inc. on April 19, 2006. On August 12, 2008, the Company took steps to change its corporate domicile from Nevada to Delaware by forming Great Basin Scientific, Inc., a Delaware corporation, and on August 29, 2008, Great Basin Scientific, Inc., a Nevada corporation, was merged with and into Great Basin Scientific, Inc., a Delaware corporation, wherein the Delaware corporation was the sole surviving entity.

The Company is a molecular diagnostics company that develops and manufactures test kits and analyzers for a patented, proprietary low-cost, easy-to-use molecular diagnostic system for single pathogen tests. The Company sells its test kits to customers throughout the world for use in the Company’s analyzers. Our system utilizes a sample-in result-out format, enabling simple, rapid and cost-effective analysis of multiple pathogens from a single clinical sample. The Company’s technology processes up to 64 distinct targets in a single assay for more answers with results in 90 minutes or less. It is a fully automated process with few hands-on steps that allows on-demand testing instead of the traditional batching of tests that delay results. The Company’s simple-to-use system allows smaller hospitals that traditionally could not afford more expensive, advanced molecular diagnostics systems to modernize their laboratory testing and provide better patient care at an affordable cost.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company as of September 30, 2014 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2014 and its results of operations and cash flows for the nine months ended September 30, 2014 and 2013. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Loss per Common Share

Basic loss per share (“EPS”) is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include convertible preferred stock, stock options and warrants. The number of potential common shares outstanding is computed using the treasury stock method.

As the Company has incurred losses for the nine months ended September 30, 2014 and 2013, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of September 30, 2014 and 2013, there were 8,141,418 and 2,082,111 potentially dilutive shares, respectively.

Reverse Stock Split

On September 5, 2014, the Company effected a reverse stock split of the Company’s common stock whereby each two hundred shares of common stock was replaced with one share of common stock (with no fractional shares issued).  The par value and authorized shares of the common stock were not adjusted as a result of the reverse stock split.  All common share, options, warrants and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. The convertible preferred stock was not included in the reverse stock split and the outstanding amounts have not been adjusted. However, the conversion ratio was adjusted as a result of the reverse stock split such that upon conversion, each two hundred shares of preferred stock will be converted into one share of common stock.

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In May 2014, the Financial Accounting Standards Board issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for fiscal 2017 and will be required to be applied retrospectively. We are currently assessing the impact that this guidance will have on our financial statements at this time.

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital and negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended September 30, 2014 of $23,230,902 and a net loss for the year ended December 31, 2013 of $9,561,280, and has an accumulated deficit of $65,507,780 as of September 30, 2014.

The Company intends to develop its products and expand its customer base, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its working capital and development needs.

The Company has been able to meet its short-term needs through private placements of convertible preferred securities, convertible notes and the sale and leaseback of analyzers used to report test results. The Company will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financings, the impact on the Company’s operations will be material and adverse.

NOTE 4 NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements which consist of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Note payable, 15.2% interest, monthly payments of $1,328, due February 6, 2016, secured by equipment.	$20,194	$29,259
Note payable, 10.0% interest, monthly payments of $3,161, due January 1, 2016, secured by equipment.	47,124	71,072
Total notes payable	67,318	100,331
Less: current portion of notes payable	(48,586)	(44,601)
Long term portion of notes payable	$18,732	$55,730

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 5 NOTES PAYABLE – RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The maturity date for the note is July 18, 2015.  The note pays interest at an annual rate of 20% and shall be paid monthly. The Company may extend the due date of the note to July 18, 2016 by giving notice no later than April 18, 2015 and paying an extension fee of $10,000. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note.  As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which  are separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase a share of common stock at $4.92 and  20,000 Class B warrants to purchase a share of common stock at $0.20) at a value of $100,000 or $0.025 per unit.  The Series D preferred stock units were accounted as a debt discount to be amortized over the life of the note.  As of September 30, 2014 the unamortized debt discount was $83,333.

NOTE 6 PREFERRED STOCK

During the nine months ended September 30, 2014 the Company issued 14,888,211 shares of Series C preferred stock for cash in the amount of $366,250 or $0.0246 per share. The shares of Series C preferred stock are convertible into shares of common stock at a ratio of 200:1, at the option of the holder at any time after issuance. The series C preferred stock will be automatically converted upon a qualified initial public offering, or upon the election of a majority of the outstanding shares.

During the nine months ended September 30, 2014 the Company sold 285,566,560 shares of Series D preferred stock units for gross proceeds in the amount of $7,139,164 or $0.025 per unit and after deducting offering costs and expenses, the Company received $6,203,636 in net proceeds. The preferred stock units are separable into 285,566,560 shares of Series D preferred stock, 1,427,832 Class A warrants to purchase a share of common stock at $4.92 and 1,427,832 Class B warrants to purchase a share of common stock at $0.20. The shares of Series D preferred stock are convertible into shares of common stock at a ratio of 200:1, at the option of the holder at any time after issuance. The Series D preferred stock will be automatically converted upon a qualified initial public offering, or upon the election of a majority of the outstanding shares. In conjunction with the offering an additional 7,200,000, 466,436 and 251,216 of Series D preferred stock warrants, Class A warrants and Class B warrants, respectively, were granted as part of the offering costs.

In July 2014, the Company converted notes payable in the amount of $400,000 plus $13,129 in accrued interest into 16,525,121 Series D preferred stock units at a conversion price of $0.025 per share. These units consist of 16,525,121 shares of Series D preferred stock, 82,625 Class A warrants to purchase a share of common stock at $4.92 and 82,625 Class B warrants to purchase a share of common stock at $0.20. The shares of Series D preferred stock are convertible into shares of common stock at a ratio of 200:1, at the option of the holder at any time after issuance. The conversion of the notes was pursuant to the terms of the notes that upon a qualified equity financing of at least $5 million the notes would be converted into shares of the equity securities at the price per share at which the equity securities were issued in the qualified equity financing. The sale of the Series D preferred stock units through July 2014 met this threshold and triggered the conversion.

In July 2014, as additional consideration for the issuance of a the Spring Forth Note (See NOTE 5 NOTES PAYABLE – RELATED PARTY) the Company issued 4,000,000 Series D preferred stock units (which are separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase a share of common stock at $4.92 and 20,000 Class B warrants to purchase a share of common stock at $0.20) at a value of $100,000 or $0.025 per unit.

In July 2014, Spring Forth Investments exercised its conversion option and converted 9,250,000 shares of Series A preferred stock valued at $1,480,000 or $0.16 per share into 46,250 shares of common stock.

The Series C and Series D preferred stock have a conversion price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the original issue price of the respective series preferred stock, the conversion price shall be adjusted to a price equal to the price paid per share for such additional stock. These conversion price adjustment provisions, and other relevant features of the preferred stock, were analyzed in accordance with the provisions of FASB ASC 815, “Derivatives and Hedging”. The Company evaluated the conversion price adjustment provision embedded in the preferred stock and other relevant features and determined, in accordance with the provisions of the referenced accounting guidance, that such conversion option or other relevant features do not meet the criteria requiring bifurcation as a derivative liability of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the convertible preferred stock are deemed to be clearly and closely related to the characteristics of the preferred shares. Further, the Company determined the other relevant features of the preferred stock are clearly and closely related to the equity host and do not qualify for derivative accounting.

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

In July 2014, the Company filed a sixth amended and restated Certificate of Incorporation authorizing a modification to the number of authorized shares of common stock and Series D preferred stock. The number of common shares authorized was amended to 1,800,000,000 shares and the number of Series D preferred shares authorized was amended to 325,000,000 shares. In addition Hitachi Chemical Co., Ltd. was given the right to elect one director upon certain requirements and any amendment that would affect this right would require Hitachi’s consent.

NOTE 7 WARRANTS

As of September 30, 2014, there were 4,178,782, 2,231,727 and 7,200,000 fully vested warrants outstanding to purchase shares of common stock, shares of Series A preferred stock and shares of Series D preferred stock, respectively. During the nine months ended September 30, 2014, a total of 3,904,362 warrants to purchase shares of common stock and 7,200,000 warrants to purchase shares of Series D preferred stock were granted.

Of the total warrants to purchase common stock granted during the nine months ended September 30, 2014; 2,855,664 Class A and Class B warrants to purchase common stock were issued as part of the sale for cash of the Series D preferred stock units (see NOTE 6 PREFERRED STOCK) that have an exercise price between $0.20 and $4.92 and expire between April 2021 and July 2021.

The remaining 1,048,698 common warrants, Class A warrants and Class B warrants to purchase common stock granted during the nine months ended September 30, 2014 were granted in conjunction with the issuance of certain convertible notes payable, consulting services and as financing fees. The warrants have an exercise price between $0.20 and $4.92 and expire between February 2021 and July 2021. The Company recorded an expense associated with the fair value of stock-based payments and uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant. Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility. For warrants granted, the Company used a variety of comparable and peer companies to determine the expected volatility. The Company believes that the use of peer company data fairly represents the expected volatility it would experience if the Company were actively publicly traded in the life sciences industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate. The Company determined that the value of the 1,048,698 common stock warrants granted was nominal due to the fair value of the Company’s common stock as of the grant date being nominal as a result of the priority provisions of the preferred stock.

Our Class A and Class B warrants to purchase common stock have a conversion price adjustment provision that falls within the scope of ASC 815.  They are accounted for as liabilities and are recorded at fair value at each reporting date.  The warrants had nominal value on the date of issuance and the subsequent reporting period and no liability was recorded.  The liability was revalued at September 30, 2014 and the change in the fair value of the warrant liability was included as a component of Other income (expense).  The change in fair value of the warrant liability has no effect on the Company’s cash flows.

The following summarizes the change in the value of the warrant liability:

Balance at December 31, 2013	$-
Issuance of warrants	-
Change in fair value of warrant liability	13,900,400
Balance at September 30, 2014	$13,900,400

The Company estimates the fair value of the warrants using the Black-Scholes option valuation model utilizing the fair value of underlying common stock. Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. Management concluded, under the Company’s facts and circumstances, that the estimated fair values of the warrants using the Black-Scholes option-pricing model approximates, in all material respects, the values determined using a Monte Carlo valuation model. The estimates in the Black-Scholes option-pricing model and the Monte Carlo valuation model are based, in part, on assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk free rate and the fair value of the equity stock underlying the warrants.

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

The following is the weighted average of the assumptions used in calculating the fair value of the Class A and Class B warrants as of September 30, 2014 using the Black-Scholes method:

Fair Market Value	$4.94
Exercise Price	$0.20 - $4.92
Risk Free Rate	2.20%
Dividend Yield	0.00%
Expected Volatility	50.27%
Contractual Term	6.75 years

In September 2014, certain warrants previously issued were amended to eliminate a clause that would cancel the warrant upon the completion of an IPO. The Company recorded an expense for the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant. Warrant pricing models require the input of highly subjective assumptions, including the expected price volatility. For warrants granted, the Company used a variety of comparable and peer companies to determine the expected volatility. The Company believes that the use of peer company data fairly represents the expected volatility it would experience if the Company were actively publicly traded in the life sciences industry over the contractual term of the warrants. Changes in these assumptions can materially affect the fair value estimate. The Company determined the incremental fair value of the warrants to be $25,061 which was expensed in the period as the warrants were fully vested.

The following is the weighted average of the assumptions used in calculating the fair value of the warrants modified in September 2014 using the Black-Scholes method:

Fair Market Value	$4.94
Exercise Price	$10.00
Risk Free Rate	0.61%
Dividend Yield	0.00%
Expected Volatility	37.23%
Contractual Term	1.97 years

The following table summarizes the common stock warrant activity during the nine months ended September 30, 2014:

			Weighted
			Average
		Weighted	Remainder
	Common	Average	Contractual
	Stock	Exercise	Term in
	Warrants	Price	Years
As of September 30, 2014:
Warrants Outstanding as of January 1, 2014	274,420	$7.08	4.2
Granted	3,904,362	$2.69	6.7
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding as of September 30, 2014	4,178,782	$2.98	6.2

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

The following table summarizes the preferred A stock warrant activity during the nine months ended September 30, 2014:

Weighted
Average
		Weighted	Remainder
	Preferred	Average	Contractual
	Stock A	Exercise	Term in
	Warrants	Price	Years
As of September 30, 2014:
Warrants Outstanding as of January 1, 2014	2,231,727	$0.16	3.1
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding as of September 30, 2014	2,231,727	$0.16	3.1

The following table summarizes the preferred D stock warrant activity during the nine months ended September 30, 2014:

Weighted
Average
		Weighted	Remainder
	Preferred	Average	Contractual
	Stock D	Exercise	Term in
	Warrants	Price	Years
As of September 30, 2014:
Warrants Outstanding as of January 1, 2014	—	—	—
Granted	7,200,000	$0.025	6.8
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding as of September 30, 2014	7,200,000	$0.025	6.8

NOTE 8 EMPLOYEE STOCK OPTIONS

The Company has two stock based employee compensation plans pursuant to which stock option grants may be made. Under both the 2014 and the 2006 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 578,750 employee stock options outstanding as of September 30, 2014. All options vest in installments over a four year period and expire ten years from the date of grant.

In September 2014, the Company completed a tender offer to eligible employees to exchange 103,250 employee stock options held by such employees under the 2006 Stock Option Plan for new options under the 2014 Stock Option Plan.  The new options have an exercise price of $3.50 with all other terms the same as the original terms under the 2006 Option Plan.   These transactions are accounted for under the provisions of FASB ASC 718 as a modification of a stock based compensation award and require the Company to record an expense for the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified.  The Company uses the Black-Scholes option valuation model to calculate the fair value of stock-based payments at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. For options modified, the Company used a variety of comparable and peer companies to determine the expected volatility. The Company believes that the use of peer company data fairly represents the expected volatility it would experience if the Company were actively publicly traded in the life sciences industry over the expected term of the options. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life. Changes in these assumptions can materially affect the fair value estimate. The Company determined the incremental fair value of the options to be $223,031 which was expensed in the period as the options are fully vested.

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

The following is the weighted average of the assumptions used in calculating the fair value of the options modified in September 2014 using the Black-Scholes method:

Fair Market Value	$4.94
Exercise Price	$3.50
Risk Free Rate	1.06%
Dividend Yield	0.00%
Expected Volatility	46.31%
Contractual Term	2.74 years

The following table summarizes the Company’s total option activity for the nine months ended September 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in
	Options	Price	Years
As of September 30, 2014:
Options outstanding as of January 1, 2014	115,750	$30.70	6.3
Granted	586,250	$2.20	10.0
Exercised	—	—	—
Cancelled	123,250	$27.13	6.1
Options outstanding as of September 30, 2014	578,750	$2.65	8.7

Outstanding and exercisable stock options as of September 30, 2014 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
	Options	Life	Exercise	Options	Exercise
	Outstanding	(Years)	Price	Exercisable	Price
September 30, 2014	578,750	8.7	$2.65	110,667	$5.43

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Stock based compensation expense	$242,696	$83,318

As of September 30, 2014 and 2013, there were $154 and $47,591 of total unrecognized compensation cost with a remaining vesting period of 0.04 and 0.43 years, respectively. As of September 30, 2014, there was $148,560 in intrinsic value of outstanding and vested stock options.

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 9 FAIR VALUE

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company issued Class A and Class B warrants to purchase common stock as well as warrants to purchase Series D preferred stock. These warrants have a conversion price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the original issue price of the respective warrant, the conversion price shall be adjusted to a price equal to the price paid per share for such additional stock. The Company has determined that these warrants fall within the scope of ASC 815. The Company will account for them as liabilities and record them at fair value measured at the transaction date and again at each reporting period. The fair value of the warrants were determined using estimates and assumptions that are not readily available in public markets and the Company has designated this liability as Level 3. The assumptions used for the fair value calculation as well as the changes in the value of the warrant liability are shown in NOTE 7 WARRANTS.

NOTE 10 LEGAL PROCEEDINGS

We are not currently a party to any pending or threatened legal proceeding or regulatory or government investigations. We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

NOTE 11 COMMITMENTS

The Company entered into a second agreement in April 2014 for the sale-leaseback of molecular diagnostic analyzers. The agreement provided for the sale of 75 molecular diagnostic analyzers for a purchase price of $1,500,000, which are being leased back for thirty-six monthly payments of $64,665. At the end of the lease term, the lease shall automatically renew for twelve additional months at the current monthly rate unless the Company gives written notice 150 days prior to the end of the lease. If timely notice is given the Company shall have the opportunity to: 1) repurchase the analyzers for a negotiated purchase price, not to exceed forty percent of their original cost; or 2) terminate the lease, return the property and enter into a new lease with new property that replaces the property of the old lease. Both the Company and the lessor shall have the right to reject any terms of option 1 or 2 and if rejected, the 12 month extension shall apply. The agreement has a rewrite clause wherein the leasing company agrees to use its commercially best efforts to rewrite the lease agreement at more favorable terms when the Company raises sufficient capital to cover current and future expenses for a minimum of 12 months. The Company’s obligations under the lease agreement are secured by a $500,000 letter of credit. The Letter of Credit was issued by a bank at the behest of a non-profit foundation and Spring Forth Investments LLC both of which are related parties through Mr. David Spafford, a director of the Company. The Company is obligated to reimburse the non-profit foundation and Spring Forth Investments LLC for any draws made under the Letter of Credit. The lease agreement is also secured by personal guarantees from Mr. Ryan Ashton, the Chief Executive Officer of the Company, and Mr. Spafford. The lease is accounted for as a capital lease sale-leaseback transaction in accordance with ASC 840, “Leases”.

The Company entered into a second Financial Advisory Agency Agreement with Rona Capital LLC effective in June 2014, wherein Rona Capital will provide the Company with financial advisory services related to the Company’s ongoing financing activities. The Company will pay Rona Capital LLC $15,000 per month and an additional cash amount of $100,000 that will be paid upon the closing of the initial public offering. The Company has also agreed to issue warrants to Rona Capital to purchase shares of the Company’s common stock such that Rona Capital shall own 1% of the Company’s outstanding equity that vest upon continued service to the Company as a consultant or employee.  These terms were fulfilled subsequent to the IPO.

GREAT BASIN SCIENTIFIC, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 12 SUBSEQUENT EVENTS

On October 8, 2014, the Company completed its IPO, whereby the Company sold 1,150,000 shares of its common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a public offering price of $7.00 per share. Each Series A Warrant is exercisable for one share of common stock and one Series B Warrant. In addition, the underwriter exercised its option to purchase 172,500 Series A Warrants.  The shares began trading on the NASDAQ Capital Market on October 9, 2014. The aggregate net proceeds received by the Company from the offering were approximately $6.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.  Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 3,616,702 shares of common stock and warrants exercisable for preferred stock converted into 47,158 warrants for common stock.

In October 2014, the Company, in connection with the IPO, issued to the underwriters warrants exercisable for up to 57,500 shares of the Company’s common stock with an exercise price of $8.75.  The warrants are not exercisable prior to October 2015 and will expire in October 2019.

In October 2014, Class B Warrants were exercised for 150,000 shares of common stock for proceeds in the amount of $30,000 or $0.20 per share.

In October 2014, the Company issued 17,500 non-qualified stock options under the Company’s 2014 Omnibus Incentive Plan to each Non-Employee Director.  A total of 52,500 options were issued with an exercise price of $7.00 per share that vest quarterly over three years and expire in October 2024.

In October 2014, the Company named Jeffrey A. Rona as Chief Financial Officer of the Company. As part of his hiring, Mr. Rona was granted 50,784 stock options under the Company’s 2014 Omnibus Incentive Plan with an exercise price of $7.00 per share that vest 25% immediately and the remaining 75% over a three year period and expire in October 2024.

In October 2014, the Company filed a seventh amended and restated Certificate of Incorporation which among other things made a modification to the number of authorized shares of common stock and preferred stock.  The number of common shares authorized was amended to 50,000,000 shares and the number of preferred shares authorized was amended to 5,000,000 shares.  The amendment also eliminates all classes of preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations and our financial condition. Our condensed financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contains additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.

Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements” that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all of our revenue will be derived from sales of our C. diff diagnostic test;
•	our ability to expand our sales and marketing capabilities to increase demand for C. diff and any other diagnostic tests we may develop and gain approval for;
•	our ability to develop additional revenue opportunities, including new diagnostic tests;
•	the timing of regulatory submissions;
•	our ability to maintain regulatory approval of our current diagnostic test and to obtain and maintain regulatory approval for any other diagnostic test we may develop;
•	approvals for clinical trials may be delayed or withheld by regulatory agencies;
•	pre-clinical and clinical studies may not be successful or confirm earlier results or may not meet expectations, regulatory requirements or performance thresholds for commercial success;
•	risks relating to the timing and costs of clinical trials and other expenses;
•	management and employee operations and execution risks;
•	loss of key personnel;
•	competition in the markets we serve;
•	our ability to manufacture our C. diff diagnostic test at sufficient volumes to meet customer needs;
•	our ability to reduce the cost to manufacture our C. diff diagnostic test;
•	risks related to market acceptance of diagnostic tests;
•	intellectual property risks;
•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing and timing of product launches;
•	our ability to fund our working capital requirements;
•	risks associated with the uncertainty of future financial results;
•	risks associated with raising additional capital when needed and at reasonable terms; and

•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

These risks are not exhaustive. Other sections of this Form 10-Q may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q or to conform these statements to actual results or to changes in our expectations.

You should read this Form 10-Q and the documents that we reference and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview of our Business

We are a commercial stage, molecular diagnostic testing company focused on improving patient care through the development and commercialization of our patented, low-cost, molecular diagnostic platform for testing for infectious disease, especially hospital-acquired infections. We believe our platform has the ability to transform molecular testing for infectious diseases at community hospitals by providing an affordable solution that meets the rapidly evolving needs of patients and providers.

We believe there is a fast-growing market for molecular diagnostic platforms being purchased by hospital microbiology labs to replace culture and other legacy testing formats. We believe our platform is well positioned to meet this need. Our platform provides results in less than 90 minutes. Molecular testing generally reduces test time from days to hours, and provides more accurate results, leading to shortened hospital stays and improved patient outcomes, all of which leads to reduced cost for hospitals that implement molecular testing in their labs.

Our platform is an automated molecular diagnostic system, consisting of an analyzer and associated diagnostic test. Our platform utilizes a sample-to-result format, which means that once a patient specimen is received, it undergoes limited processing before it is placed in the analyzer where the test is run without further technician intervention. This reduces test complexity and eliminates the need for highly trained and expensive molecular technicians to run the tests. Our platform is designed to enable simple, rapid and cost-effective analysis of multiple pathogens from a single clinical sample, which will allow small community hospitals that traditionally could not afford more expensive or complex molecular diagnostic testing platforms to modernize their laboratory testing and provide better patient care at an affordable cost.

In November 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastro-intestinal distress in hospital patients. We currently sell our diagnostic tests in the United States through a direct sales force and we use distributors in the European Union and New Zealand.  Our easy to use platform allows community hospitals that we believe could not previously afford more expensive or complex molecular diagnostic testing platforms to modernize their laboratory testing and provide better patient care at an affordable cost.

In addition to our test for C. diff, we have developed a diagnostic test for Group B Strep for which we began a clinical trial in the third quarter of this year. We expect to file our 510(k) submission to the FDA for this test in the fourth quarter of 2014 and expect to receive approval during the second quarter of 2015. Additionally, we have three tests also in product development: a test for blood infections caused by Staphylococcus bacteria, a nasal screen for Staphylococcus aureus, or SA, and a food borne pathogen test.

Our operations to date have been funded primarily through sales of capital stock, convertible notes, sale-leaseback transactions and cash from operations. We expect to incur increasing expenses over the next several years to develop additional diagnostic tests and to expand our sales and marketing infrastructure, our manufacturing capacity and our research and development activities.

We are a commercial stage molecular diagnostic testing company focused on improving overall patient care by developing and delivering innovative, affordable and accessible molecular testing for infectious diseases generated in the hospital setting. We believe our proprietary technology allows molecular testing to be accessible to all hospitals due to its low cost and ease of use, which we believe will transform complex molecular testing for infectious diseases by providing an affordable solution that meets the rapidly evolving needs of patients and providers.

Since our inception in 2003, we have been focused on the development of our proprietary platform, which includes an analyzer and disposable cartridge, for use in the diagnosis of infectious diseases. Our first approved and commercialized diagnostic test for C. diff is utilized by hospitals to quickly and accurately diagnose patients so that they can receive appropriate treatment. In June 2011, we began enrollment in our first clinical study of our diagnostic test for C. diff, filed for clearance with the FDA in November 2011, and received FDA clearance in April 2012. We completed a self-assessment regarding the conformity of the platform with applicable EU legislation and directives in March 2012, which allowed us to display our CE mark and market products in Europe. We had our first European commercial sale in June 2012 and launched our diagnostic test for sale in the United States in November 2012. We are currently developing additional diagnostic tests for other infectious diseases that will utilize our platform.

In the United States, our sales cycle typically includes customer evaluations, a decision to utilize our platform and then validations of our platform and C. diff test. Upon successful validation a hospital or reference lab becomes a customer. The analyzer is provided to the customer for their use with our diagnostic test, but we retain ownership and control of the analyzer; we refer to our relationship with our customers as a vending machine model (or modified razor / razor blade). The customer buys our proprietary test cartridge from us and utilizes one disposable test cartridge each time they run a diagnostic test. Outside the U.S., we sell through a network of distributors who purchase the entire system, including the analyzer and disposable cartridges, to sell to their customers. The analyzers are considered fixed assets and any sale outside the U.S. is accounted for as a sale of assets.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2013 and December 31, 2012 and the nine months ended September 30, 2014 and September 30, 2013 were approximately $9.3 million, $6.7 million, $23.2 million and $6.8 million, respectively. As of September 30, 2014, we had an accumulated deficit of $65.5 million.

Our Strategy

Our goal is to become the leading provider of sample-to-result, multiplex molecular diagnostic testing in infectious disease by leveraging the strengths of our affordable diagnostic testing platform. We intend to expand the use of our platform by targeting community hospitals in the United States with fewer than 400 beds. We believe that our low-cost platform will be attractive to these hospitals in particular, which may not otherwise have sufficient resources to justify the purchase of a molecular diagnostic sample-to-result solution. To achieve this objective, we intend to do the following:

•

Leverage our Low-Cost Platform to Quickly Penetrate the Community Hospital Market. We provide our customers with our analyzer at no cost and sell them the disposable, single-use diagnostic tests. This allows us to avoid the long sales cycle inherent in selling capital equipment and expand into hospitals, labs and clinics that previously could not afford to implement a molecular diagnostic platform.

•

Accelerate the Growth of our U.S. Customer Base. With the proceeds from our initial public offering (“IPO”), we will expand our sales force to target community hospitals in the United States. We anticipate that increasing our number of customers will drive sales of our test cartridges. We expect these sales will generate the majority of our revenue for the foreseeable future.

•

Expand our Menu of Molecular Diagnostic Products. We intend to develop a broad menu of molecular diagnostic tests for our platform that will satisfy growing medical needs and present attractive commercial opportunities. For example, we started a clinical trial during 2014 to expand our menu by adding a test for Group B Strep. We also have a pipeline of tests in a pre-clinical stage of development, including Staph ID/R, chlamydia/gonorrhea and other sexually transmitted diseases, respiratory testing, and sepsis (blood infection) panels.

•

Reduce our Cost of Sales through Automation and Volume Purchasing. We manufacture our proprietary test cartridges and analyzers at our headquarters in Salt Lake City, Utah. We currently hand build our test cartridges and purchase materials at higher per unit cost due to low purchase volumes. We believe that investment in automation of portions of the manufacturing and assembly process and volume purchase pricing will significantly improve our gross margins and enhance our ability to provide a low cost solution to customers.

Results of Operations

The following presents an overview of our results of operations for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue

Revenue increased by $185,920, or 83.2% in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was attributable to the increase in the sales of our C. diff products following an increase in the number of our customers resulting in an increase in the volume of sales of C. diff diagnostic tests from 10,710 for the three months ended September 30, 2013 to 19,750 for the three months ended September 30, 2014.

Cost of Sales

Cost of sales increased $281,639, or 42.6%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The increase is attributable to the increased costs associated with manufacturing additional C. diff tests and the depreciation on additional analyzers needed to support the increase in customers. The gross margin increased from (195.7)% for the three months ended September 30, 2013 to (130.2)% for the three months ended September 30, 2014 due to efficiencies in labor and fixed overhead costs.

Research and Development

Research and development expenses increased by $632,187, or 79.8%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as we began to ramp up efforts to prepare our next diagnostic test for clinical trials. The increase was due to an increase of $275,191 in research and development materials and the usage of finished cartridges for testing, an increase of $206,611 in salaries and wages, a $103,489 increase in a non-cash expense related to the cancelation and issuance of stock options and a $46,896 increase in all other expenses.

Selling and Marketing

Selling and marketing expenses decreased $246,485, or 34.0%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was due to a $134,646 decrease in promotional cartridges and the associated freight costs, a decrease of $63,340 in travel costs, a $49,140 decrease in salaries and wages partially offset by a $641 net increase in all other expenses.

General and Administrative

General and administrative expenses increased $213,131, or 55.4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as we increased our business activities, raised additional capital and prepared for an initial public offering. The increase was primarily due to a $134,123 increase in professional fees related to financial and accounting services, a $132,547 increase in a non-cash expense related to the modification of stock options, and a $63,999 increase in legal fees. These expenses were partially offset by a decrease in salaries and wages of $54,140 and a decrease in all other expenses of $63,398.

Loss (Gain) on Sale of Assets

The loss on sale of assets for the three months ended September 30, 2013 was $6,504.  There was no gain or loss on the sale of assets for the three months ended September 30, 2014 as we did not have any sales of analyzer fixed assets outside the U.S.

Interest Income

Interest income did not change significantly for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Interest Expense

Interest expense increased by $223,211, or 282.4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to an increase in interest incurred on our capital lease payments and our letters of credit associated with the analyzer sale-leaseback agreement and interest on our related party note payable.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability resulted in a non-cash expense in the amount of $13,900,400 for the three months ended September 30, 2014.  The charge is the result of the increase in the fair value of Class A and Class B common warrants as a result of the increase in the value of our common stock during the period as we approached our IPO date.  The warrants had a nominal value at issuance and the previous reporting period.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenue

Revenue increased by $696,110, or 149.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was attributable to the increase in the sales of our C. diff products following an increase in the number of our customers leading to an increase in the volume of sales of C. diff diagnostic tests from 21,970 for the nine months ended September 30, 2013 to 55,030 for the nine months ended September 30, 2014.

Cost of Sales

Cost of sales increased $1,682,543, or 156.0%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, due to the costs associated with manufacturing additional C. diff tests and the depreciation on additional analyzers needed to support the increase in customers. The gross margin decreased from (132.0)% for the nine months ended September 30, 2013 to (137.8)% for the nine months ended September 30, 2014 due to excess capacity partially offset by efficiencies in labor.

Research and Development

Research and development expenses increased by $586,237 or 21.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as we began to ramp up efforts to prepare our next diagnostic test for clinical trials. The increase was due to an increase of $249,423 in research and development materials and the usage of finished cartridges for testing, an increase of $267,833 in salaries and wages, a $103,489 increase in a non-cash expense related to the modification of stock options partially offset by a $34,508 net decrease in all other expenses.

Selling and Marketing

Selling and marketing expenses decreased $419,697, or 20.3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was due to a $298,305 decrease in promotional cartridges and the associated freight costs, a decrease of $131,137 in travel costs, a $53,558 decrease in marketing and other expenses partially offset by a $63,303 increase in salaries and wages.

General and Administrative

General and administrative expenses increased $746,971, or 59.4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as we increased our business activities, raised additional capital and prepared for an initial public offering. The increase was primarily due to a $576,979 increase in professional fees related to financial and accounting services, a $218,164 increase in legal fees, a $132,547 increase in a non-cash expense related to the modification of stock options and a $27,509 net increase in other expenses. These expenses were partially offset by a $115,328 decrease in property and use taxes and a $92,900 decrease in temporary staffing.

Loss (Gain) on Sale of Assets

Loss (gain) on sale of assets went from a loss of $22,767 for the nine months ended September 30, 2013 to a gain of $8,166 for the nine months ended September 30, 2014. The change was due primarily to a gain of $12,694 on the sale of retired manufactured equipment in 2014 as well as $18,239 in lower losses in 2014 over the same period in 2013 as the result of fewer sales of analyzer fixed assets outside the U.S.

Interest Income

Interest income did not change significantly for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Interest Expense

Interest expense increased by $705,170 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to an increase in interest incurred on our capital lease payments and our letters of credit associated with the analyzer sale-leaseback agreement and interest on our other debt financing.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability resulted in a non-cash expense in the amount of $13,900,400 for the nine months ended September 30, 2014.  The charge is the result of the increase in the fair value of Class A and Class B common warrants as a result of the increase in the value of our common stock during the period as we approached our IPO date.  The warrants had a nominal value at issuance and the previous reporting period.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from sales of our preferred stock, convertible notes, and revenues from operations. As of December 31, 2013 and September 30, 2014, we had approximately $1.2 million and $0.7 million, respectively, in cash. In order to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature, we may need to seek additional financing through the issuance of common stock, preferred stock, convertible or non-convertible debt financing. Additional funding, however, may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we will not be able to continue the development of our molecular diagnostic platform, our diagnostic tests or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any additional equity financing, if available to us, may not be available on favorable terms, will most likely be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants. Any of these events could harm our business, financial condition and prospects.

On October 8, 2014, the Company completed its IPO, whereby the Company sold and issued 1,150,000 shares of its common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a price of $7.00 per share. Each Series A Warrant is exercisable for one share of common stock and one Series B Warrant. In addition, the underwriter exercised its option to purchase an additional 172,500 Series A Warrants.  The shares began trading on the NASDAQ Capital Market on October 9, 2014. The aggregate net proceeds received by the Company from the offering were approximately $6.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future unless we raise additional capital.

Summary Statement of Cash Flows for the Nine Months Ended September 30, 2013 and 2014

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
Cash used in operating activities	$(8,151,208)	$(5,715,417)
Cash provided by (used in) investing activities	833,220	(2,685,881)
Cash provided by financing activities	6,783,036	7,817,349
Net decrease in cash	$(534,952)	$(583,949)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014 was $8,151,208. The net loss of $23,230,902 was partially offset by the non-cash items of $13,900,400 for the change in fair value of derivative liability, $855,484 for depreciation and amortization, $267,759 of stock-based compensation and $32,754 in all other non-cash items and increased by $23,297 in the net change in operating assets and liabilities. As of September 30, 2014, 72.5% of accounts receivable were less than 60 days old. Cash used in operating activities for the nine months ended September 30, 2013 was $5,715,417. The net loss of $6,750,136 was offset by the non-cash items of $549,629 for depreciation and amortization, $83,317 in stock-based compensation and $22,767 in a loss on sale of assets. The change in operating assets and liabilities offset the net loss by another $379,006 due to $415,182 in accrued liabilities relating mainly to payroll, interest and royalties, a $135,029 increase in accounts payable due to the growth in our operations and the timing of payments offset by a $171,205 increase in accounts receivable, inventories and prepaids and other assets. As of September 30, 2013, 84.9% of accounts receivable was less than 60 days old.

Cash Flows from Investing Activities

Cash provided by investing activities was $833,220 for the nine months ended September 30, 2014 and was related to the proceeds of the analyzer sale-leaseback in the amount of $1,500,000 and the sale of a retired asset in the amount of $35,000. This was offset by the cost of the construction of our analyzer equipment totaling $479,196 and capital expenditures for equipment of $222,584. Cash used in investing activities was $2,685,881 for the nine months ended September 30, 2013 and was related to the cost of the construction of our analyzer equipment totaling $1,774,341, capital expenditures totaling $774,540, the acquisition of intangible assets totaling $200,000 and the proceeds from sale of assets of $63,000.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 of $6,783,036 was from the proceeds in the amount of $6,569,886 from the issuance of preferred stock as well as proceeds of $1,290,000 from notes and convertible notes payable offset by $1,076,850 in payments made on capital leases and notes payable. Cash provided by financing activities for the nine months ended September 30, 2013 of $7,817,349 was from the proceeds of $3,288,333 from subscriptions receivable and $4,577,688 from the issuance of convertible notes offset by $48,672 in payments made on capital leases and notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital and negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the nine months ended September 30, 2014 of $23,230,902 and a net loss for the year ended December 31, 2013 of $9,561,280, and has an accumulated deficit of $65,507,780 as of September 30, 2014.

On October 8, 2014, the Company completed its IPO, whereby the Company sold and issued 1,150,000 shares of its common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a price of $7.00 per share. The aggregate net proceeds received by the Company from the offering were approximately $6.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company which will provide additional liquidity in the short term.

The Company intends to develop its products and expand its customer base, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its working capital and development needs. The Company has been able to meet its short-term needs through private placements of convertible preferred securities and the sale and leaseback of analyzers used to report test results. The Company will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financings, the impact on the Company’s operations will be material and adverse.

We began operations in January 2005, and we have a limited operating history. We have not earned significant revenue to date and do not expect to earn significant revenue in the near future. We had a net loss of $23.2 million, $6.8 million, $9.6 million and $7.3 million in the nine month period ending September 30, 2014, the nine month period ending September 30, 2013, the twelve month period ending December 31, 2013 and the twelve month period ending December 31, 2012 respectively. Our accumulated deficit was $65.5 million and $42.3 million in the nine month period ending September 30, 2014 and the twelve month period ending December 31, 2013 respectively. Our investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. As discussed in Note 3 to the unaudited condensed financial statements and elsewhere in this Form 10-Q, our recurring operating losses from operations and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The preparation of the financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories, receivables, recoverability of long-lived assets and the fair value of our preferred and common stock and related instruments. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our financial statements as they occur. While our significant accounting policies are more fully described in the footnotes to our financial statements included elsewhere in this Form 10-Q, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our financial statements.

As an emerging growth company, we have elected to opt-in to the extended transition period for new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Revenue Recognition

We derive our revenue from the sale of single use diagnostic tests sold through our dedicated sales force in the United States, and through a network of distributors in the European Union and New Zealand. Revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability of that price is reasonably assured. Change in title to the product and recognition of revenue from sales of diagnostic test cartridges occurs at the time of shipment.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generated from the sale of single use diagnostic test cartridges to end users in the United States and to a network of distributors outside the United States. These accounts receivable are recorded at the invoiced amount, net of allowances for doubtful amounts. We routinely review outstanding accounts receivable balances for estimated uncollectible accounts and establish or adjust the allowances for doubtful accounts receivable using the specific identification method and records a reserve for amounts not expected to be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. We do not have customer acceptance provisions, but we provide our customers a limited right of return for defective diagnostic test cartridges.

Inventories

Inventories are stated at the lower of cost or market with cost determined according to the average cost method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. We review the components of our inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. We have made adjustments to, and it is reasonably possible that we may be required to make further adjustments to, the carrying value of inventory in future periods.

Long-Lived Assets

Long-lived tangible assets, including property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We regularly evaluate whether events or circumstances have occurred that indicate possible impairment and rely on a number of factors, including expected future operating results, business plans, economic projections, and anticipated future cash flows. We use an estimate of the future undiscounted net cash flows and comparisons to like-kind assets, as appropriate, of the related asset over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market and income approaches as considered necessary. We amortize intangible assets on a straight-line basis over their estimated useful lives. Our long-lived assets include our analyzers used by hospitals in the United States to run the diagnostic tests they buy from us. There are no contractual terms with respect to the usage of our analyzers by our customers.

Hospitals are under no contractual commitment to use our analyzers. We maintain ownership of these analyzers and, when requested, we can remove the analyzers from the customer’s site. We do not currently charge for the use of our analyzers and there are no minimum purchase commitments of our diagnostic tests. As our analyzer is used numerous times over several years, often by many different customers, analyzers are capitalized as property and equipment once they have been placed in service. Once placed in service, analyzers are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. The estimated useful life of our analyzers is determined based on a variety of factors including in reference to associated product life cycles, and average 5 years. As analyzers are integral to the performance of our diagnostic test, depreciation of analyzers is recognized as a cost of sales.

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sale price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities resulting from these differences are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. We examined the tax positions taken in tax returns and determined that there are no uncertain tax positions. As a result, we recorded no uncertain tax liabilities in our balance sheet.

Stock Based Compensation

We measure and recognize compensation expense for stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. Historically, the fair values of the shares of common stock underlying our stock-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the Statements of Standards for Valuation Services No. 1 of the American Institute of Certified Public Accountants. We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. Given the absence of a public trading market of our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including:

•	contemporaneous valuations of our common stock performed by unrelated third-party valuation firm (starting in 2014);
•	our stage of development;
•	our operational and financial performance;
•	the nature of our services and our competitive position in the marketplace;
•	the value of companies that we consider peers based on a number of factors, including similarity to us with respect to industry and business model;
•	the likelihood of achieving a liquidity event, such as an initial public offering or sale given prevailing market conditions, and the nature and history of our business;
•	issuances of preferred stock and the rights, preferences and privileges of our preferred stock relative to those of our common stock;
•	business conditions and projections;
•	the history of our company and progress of our research and development efforts and clinical trials; and
•	the lack of marketability of our common stock.

For valuations after the completion of our IPO, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Capital Market on the date of grant.

Jumpstart Our Business Startups Act of 2012

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Presently, we are an emerging growth company as defined in Section 2(a) of the Securities Act. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We may be able to remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2014. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We implemented the following changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2014 which management believes are reasonably likely to materially affect our internal control over financial reporting and that are intended to help address the material weaknesses we have previously identified:

•

In October 2014, we hired Jeffrey A. Rona as our Chief Financial Officer with responsibility for our internal control over financial reporting.  Mr. Rona has begun the process to determine the appropriate staffing in the accounting and financial reporting function as well as clearly defining roles and responsibilities within that function.

•

We have implemented a financial close process and journal entry checklist ensuring reconciliations for balance sheet accounts are timely completed, routine transactions are properly recorded and key non-routine and complex transactions are identified.

•

We are in the process of developing procedures in order to properly analyze the accounting treatment for complex transactions, including the use of various accounting guides and consultations with experts.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending or threatened legal proceeding or government investigations.

Litigation in the Ordinary Course

We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should give careful consideration to the following risk factors, in addition to the other information included in this filing, including our financial statements and related notes, before deciding whether to invest in our securities.  The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited commercial history upon which to base our prospects, have not generated profits and do not expect to generate profits for the foreseeable future.  We may never achieve or sustain profitability.  We began operations in January 2005, and we have a limited operating history.  We have not earned significant revenue to date and do not expect to earn significant revenue in the near future.  We had a net loss of $23.2 million, $6.8 million, $9.6 million and $7.3 million in the nine month period ending September 30, 2014, the nine month period ending September 30, 2103, the twelve month period ending December 31, 2013 and the twelve month period ending December 31, 2012 respectively.  Our accumulated deficit was $65.5 million and $42.3 million in the nine month period ending September 30, 2014 and the twelve month period ending December 31, 2013, respectively.  Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures.  The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate.  There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably.  We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth.  In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures.  As discussed in Note 3 to the unaudited condensed financial statements and elsewhere in this Form 10-Q, our recurring operating losses from operations and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern.  Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

Our near-term success is dependent upon our ability to expand our customer base.  Our current customer base is composed of hospitals and testing laboratories that use our C. diff test.  Our success will depend, in part, upon our ability to expand our customer base.  Attracting new customers requires substantial time and expense.  Any failure to expand our existing customer base would adversely affect our operating results.  Many factors could affect the market acceptance and commercial success of our diagnostic tests, including:

•	our ability to convince our potential customers of the advantages and economic value of our analyzers and tests over competing technologies and diagnostic tests;
•	the breadth of our test menu relative to competitors;
•	changes to policies, procedures or currently accepted best practices in clinical diagnostic testing;
•	the extent and success of our marketing and sales efforts;
•	our ability to manufacture analyzers for use by potential customers during the sales evaluation phase; and
•	our ability to manufacture our commercial diagnostic tests and meet demand in a timely fashion.

If we cannot successfully develop, obtain regulatory approvals for and commercialize new diagnostic tests, our financial results will be harmed and our ability to compete will be harmed.  Our financial performance depends in part upon our ability to successfully develop and market new tests in a rapidly changing technological and economic environment.  If we fail to successfully introduce new diagnostic tests, we could lose customers and market share.  We could also lose market share if our competitors introduce new diagnostic tests or technologies that render our diagnostic tests less competitive or obsolete.  In addition, delays in the introduction of new diagnostic tests due to regulatory, developmental or other obstacles could negatively impact our revenue and market share, as well as our earnings.  Factors that can influence our ability to introduce new diagnostic tests, the timing associated with new product approvals and commercial success of these diagnostic tests include:

•	the scope of and progress made in our research and development activities;
•	our ability to successfully initiate and complete clinical trial studies;
•	timely expansion of our menu of tests;
•	the results of clinical trials needed to support any regulatory approvals of our tests;
•	our ability to obtain requisite FDA or other regulatory clearances or approvals for our tests under development on a timely basis;
•	demand for the new diagnostic tests we introduce;
•	product offerings from our competitors; and
•	the functionality of new diagnostic tests that address market requirements and customer demands.

We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.  Our diagnostic tests are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies.  To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our diagnostic tests.  In the clinical market, our diagnostic tests are regulated by the FDA and comparable agencies of other countries.  In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution.  Our diagnostic tests will require 510(k) clearance from the FDA prior to marketing, which typically takes from three to four months from submission but can take longer.  Clinical trials are required to support a 510(k) submission.

We may be unable to obtain marketing clearance for our additional diagnostic tests.  If such approval is obtained, it may:

•	take a significant amount of time;
•	require the expenditure of substantial resources;
•	involve stringent clinical and pre-clinical testing;
•	involve modifications, repairs, or replacements of our diagnostic tests; and/or
•	result in limitations on the proposed uses of our diagnostic tests.

Our facilities are subject to periodic inspection by the FDA and foreign regulatory agencies, among other things, conformance to the FDA’s Quality System Regulation and current Good Manufacturing Practice requirements, as well as applicable foreign or international standards.  The results of these inspections can include inspectional observations, which are recorded on FDA Form 483, regarding potential violations of the Food, Drug and Cosmetic Act and related laws, warning letters, or other forms of enforcement.

Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities.  The FDA has recently also significantly increased the number of warning letters issued to companies.  If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.  The FDA may also impose operating restrictions on a company-wide basis, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us.  The FDA may also recommend prosecution to the Department of Justice.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our diagnostic tests.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future.  Penalties for a company’s non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions.  Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.

On February 27, 2013, the FDA issued a Form-483 after inspecting our manufacturing facility in Salt Lake City, Utah.  The Form-483 included 17 observations of non-compliance with FDA’s requirements.  The material finding of the FDAs inspection which were noted in the Form 483 were that we did not have appropriate environmental testing to ensure that our contamination controls were adequate and our design history file was not complete.  The FDA’s observations listed on a Form 483 do not constitute a final determination that we were in violation of any law or regulation and in response to the Form 483 we took corrective actions to address all 17 observations, including revising manufacturing and quality procedures, training personnel, and creating new manufacturing facilities, and informed the FDA that all observations had been resolved in a final update letter on February 7, 2014.  We received a letter from the FDA, dated July 22, 2014 informing us that the inspection is closed.  We do not anticipate the FDA to take further action or provide further notice with regard to this matter.

Our current and potential customers in the United States and elsewhere may also be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

The life sciences industry is highly competitive and subject to rapid technological change.  If our competitors and potential competitors develop superior diagnostic tests and technologies, our competitive position and results of operations would suffer.  We face intense competition from a number of companies that offer diagnostic tests in our target markets, many of which have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do.  The life sciences industry is characterized by rapid and continuous technological innovation.  We may need to develop new technologies for our diagnostic tests to remain competitive.  One or more of our current or future competitors could render our present or future diagnostic tests obsolete or uneconomical by technological advances.  We may also encounter other problems in the process of delivering new diagnostic tests to the marketplace, such as problems related to design, development or manufacturing of such diagnostic tests, and as a result we may be unsuccessful in selling such diagnostic tests.  Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing diagnostic tests that are competitive in the continually changing technological landscape.

If our diagnostic tests do not perform as expected or the reliability of the technology on which our diagnostic tests are based is questioned, we could experience delayed or reduced market acceptance of our diagnostic tests, increased costs and damage to our reputation.  Our success depends on the market’s confidence that we can provide reliable, high-quality diagnostic testing analyzers and diagnostic test cartridges.  We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors.  Our reputation and the public image of our diagnostic tests or technologies may be impaired if our diagnostic tests fail to perform as expected or our diagnostic tests are perceived as difficult to use.  Despite quality control testing, defects or errors could occur in our diagnostic tests or technologies.

In the future, if our diagnostic tests experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business.  Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our diagnostic tests, either of which could hinder our success in the market.  Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in our diagnostic tests could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs and claims against us.

If our international distributor relationships are not successful, our ability to market and sell our diagnostic tests will be harmed and our financial performance will be adversely affected.  Outside of the United States, we depend on relationships with distributors for the marketing and sales of our diagnostic tests in various geographic regions, and we have a limited ability to influence their efforts.  Relying on distributors for our sales and marketing could harm our business for various reasons, including:

•	agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;
•	our distributors may not devote sufficient resources to the sale of diagnostic tests;
•	our distributors may be unsuccessful in marketing our diagnostic tests; and
•	we may not be able to negotiate future distributor agreements on acceptable terms.

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.  Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials.  We are subject to foreign, federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products.  We may incur significant costs complying with both existing and future environmental laws and regulations.  In particular, we are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the United States.  OSHA or the EPA may adopt additional regulations in the future that may affect our research and development programs.

The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely.  In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our workers’ compensation insurance.  We may not be able to maintain insurance on acceptable terms, if at all.

Our diagnostic tests have not been manufactured on a high volume scale and are subject to unforeseen scale-up risks.  While we have developed a process to manufacture diagnostic tests for our current volume of sales, there can be no assurance that we can manufacture our diagnostic tests at a scale that is adequate for our future commercial needs.  We may face significant or unforeseen difficulties in manufacturing our diagnostic tests, including but not limited to:

•	technical issues relating to manufacturing components of our diagnostic tests on a high volume commercial scale at reasonable cost, and in a reasonable time frame;
•	difficulty meeting demand or timing requirements for orders due to excessive costs or lack of capacity for part or all of an operation or process;
•	lack of skilled labor or unexpected increases in labor costs needed to produce or maintain our analyzers or perform certain required operations;
•	changes in government regulations or in quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; and
•	increases in raw material or component supply cost or an inability to obtain supplies of certain critical supplies needed to complete our manufacturing processes.

These and other difficulties may only become apparent when scaling up to the manufacturing process of our diagnostic tests to a more substantive commercial scale.  In the event our diagnostic tests cannot be manufactured in sufficient commercial quantities or manufacturing is delayed, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.  We may encounter unforeseen situations in the manufacturing of our diagnostic test that could result in delays or shortfalls in our production.  Our suppliers may also face similar delays or shortfalls.  In addition, our or our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our diagnostic tests, reduce our product gross margin and adversely impact our business.  If we are unable to keep up with demand for our diagnostic tests by successfully manufacturing and shipping our diagnostic tests in a timely manner, our revenue could be impaired, market acceptance for our diagnostic tests could be adversely affected and our customers might instead purchase our competitors’ diagnostic tests.  In addition, developing manufacturing procedures for new diagnostic tests may require developing specific production processes for those diagnostic tests.  Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

We expect to rely on third parties to conduct studies of our diagnostic tests that will be required by the FDA or other regulatory authorities and those third parties may not perform satisfactorily.  We do not have the ability to independently conduct the field trial studies or other studies that may be required to obtain FDA and other regulatory clearances or approvals for our diagnostic tests.  Accordingly, we expect to rely on third parties, such as independent testing laboratories and hospitals, to conduct such studies.  Our reliance on these third parties will reduce our control over these activities.  These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design.  We cannot control whether they devote sufficient time, skill and resources to our studies.  Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for additional diagnostic tests.

Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.  Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices.  Device failures, manufacturing defects, design flaws, or inadequate disclosure of product-related risks or product-related information with respect to our diagnostic tests could result in an unsafe condition, injury to, or death of, a patient.  The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our diagnostic tests.  Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our diagnostic tests.

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.  In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 was signed into law.  The legislation imposes significant new taxes on medical device makers.  This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows.  Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.  Many health care industry companies, including health care systems, are consolidating to create new companies with greater market power.  As the health care industry consolidates, competition to provide goods and services to industry participants will become more intense.  These industry participants may try to use their market power to negotiate price concessions or reductions for diagnostic tests.  If we are forced to reduce our prices because of consolidation in the health care industry, our projected revenues would decrease and our earnings, financial condition, and/or cash flows would suffer.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to stockholders, restrict our operations or adversely affect our ability to operate our business.  We will need to raise additional funds through public or private debt or equity financing or through other means.  We may be unable to obtain additional financing on favorable terms, or at all, and any additional financings could result in additional dilution to our then existing stockholders or restrict our operations or adversely affect our ability to operate our business.  If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations.  We may not be able to meet our business objectives, our equity value may decrease and investors may lose some or all of their investment.  If we raise funds by issuing equity securities, the percentage ownership of our then stockholders will be reduced.  If we raise funds by issuing debt, the ability of our stockholders to receive earnings or distributions may be adversely affected and we may be subject to additional covenants and restrictions.

Our ability to compete depends on our ability to attract and retain talented employees.  Our future success depends on our ability to identify, attract, train, integrate and retain highly qualified technical, development, sales and marketing, managerial and administrative personnel.  Competition for highly skilled individuals is extremely intense and we face difficulty identifying and hiring qualified personnel in many areas of our business.  We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure.  Many of the companies with which we compete for hiring experienced employees have greater resources than we have.  If we fail to identify, attract, train, integrate and retain highly qualified and motivated personnel, our reputation could suffer and our business, financial condition and results of operations could be adversely affected.

Our future success also depends on the continued service and performance of our senior management team.  The replacement of members of our senior management team likely would involve significant time and costs, and the loss of any these individuals may delay or prevent the achievement of our business objectives.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.  We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions.  Changes in existing tax laws, treaties, regulations or policies or the interpretation or enforcement thereof, or the enactment or adoption of new tax laws, treaties, regulations or policies could materially impact our effective tax rate.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and prospects will be harmed.  If we are unable to obtain or sustain adequate revenue growth, our financial results could suffer.  Furthermore, significant growth will place strains on our management and our operational and financial systems and processes and our operating costs may escalate even faster than planned.  If we cannot effectively manage our expanding operations and our costs, we may not be able to grow effectively or we may grow at a slower pace.  Additionally, if we do not successfully forecast the timing of regulatory authorization for our additional tests, marketing and subsequent demand for our diagnostic tests or manage our anticipated expenses accordingly, our operating results will be harmed.

Our revenue, results of operations and cash flows may suffer upon the loss of a significant customer.  We have one large customer that generates a significant amount of our revenue.  Our largest customer accounted for 11.3% of our revenue for the nine months ended September 30, 2014.  The loss of any significant customer or a significant reduction in the amount of product ordered by any such customer would adversely affect our revenue, results of operations, and cash flows.

Other companies or institutions have commercial diagnostic tests or may develop and market novel or improved methods for infectious disease diagnostic testing, which may make our diagnostic platform less competitive or obsolete.  The market for diagnostic testing is large and established, and our competitors may possess significantly greater financial resources and have larger development and commercialization capabilities than we do.  We may be unable to compete effectively against these competitors either because their diagnostic platforms are superior or because they may have more expertise, experience, financial resources or stronger business relationships.

Demand for our diagnostic tests depends in part on the operating budgets and hospital-acquired infection rates of our customers, a reduction in which could limit demand for our diagnostic tests and adversely affect our business.  In the near term, we expect that our revenue will be derived primarily from sales of our C. diff diagnostic test to hospitals and independent testing laboratories.  The demand for our diagnostic tests will depend in part upon the prevalence of C. diff at the hospitals of these customers and impacted by other factors beyond our control, such as:

•	global macroeconomic conditions;
•	total bed days;
•	changes in the regulatory environment;
•	differences in budgetary cycles;
•	market-driven pressures to consolidate operations and reduce costs; and
•	market acceptance of new technologies.

Our operating results may fluctuate due to reductions and delays in expenditures by our customers.  Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of operating expenditures, could materially and adversely affect our business, operating results and financial condition.

New technologies, techniques or diagnostic tests could emerge that might offer better combinations of price and performance than our current or future diagnostic tests and analyzers.  It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce, on a timely and cost-effective basis, new, enhanced and competitive technologies that meet the needs of current and prospective customers.  If we do not successfully innovate and introduce new technology into our product lines or manage the transitions to new product offerings, our revenues, results of operations and business will be adversely impacted.  Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.  We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved diagnostic tests and as new companies enter the market with new technologies.

We are dependent on single source suppliers for some of the components and materials used in our diagnostic tests, and supply chain interruptions could negatively impact our operations and financial performance.  Our diagnostic tests are manufactured by us and we obtain supplies from a limited number of suppliers.  In some cases, critical components required to manufacture our diagnostic tests may only be available from a sole supplier or limited number of suppliers, any of whom would be difficult to replace.  The supply of any of our manufacturing materials may be interrupted because of poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors and result in lost sales and increased expenses.  Even if the manufacturing materials that we source are available from other parties, the time and effort involved in validating the new supplies and obtaining any necessary regulatory approvals for substitutes could impede our ability to replace such components in a timely manner or at all.

Risks Relating to Our Financial Position and Need for Additional Capital

We expect that we will need additional funding to expand our commercialization efforts for our C. diff diagnostic test and other new diagnostic tests.  Molecular diagnostic test development, which includes research and development, pre-clinical and human clinical trials, is a time-consuming and expensive process that takes years to complete.  We expect that our expenses will increase substantially as we move new diagnostic tests through human clinical trials, seek regulatory approvals, and pursue development of additional innovations.  If we obtain marketing approval for the diagnostic tests that we develop, license, or acquire, we expect to incur significant commercialization expenses related to regulatory compliance requirements, sales and marketing, manufacturing and distribution.  Net loss for the nine months ended September 30, 2013 and 2014 was approximately $6.8 million and $23.2 million.  As of September 30, 2014, we had an accumulated deficit of $65.5 million.  As discussed in Note 3 to the unaudited condensed financial statements and elsewhere in this Form 10-Q, our recurring operating losses from operations and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern.  We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development and commercialization of our platform and seek regulatory approval for additional diagnostic tests.  Accordingly, our ability to continue as a going concern depends on our ability to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on favorable terms.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We expect that we will need additional funding to manufacturer analyzers to be used by potential customers during the sales evaluation phase.  Our customers evaluate the performance of products through the use of analyzers that we manufacturer.  Our ability to grow our customer base depends upon our ability to obtain additional financing to fund the manufacturing of analyzers to deliver to such potential customers.

Our inability to raise capital on acceptable terms in the future may cause us to delay, diminish, or curtail certain operational activities, including research and development activities, clinical trials, sales and marketing, and other operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.  We expect capital outlays and operating expenditures to increase over the next several years as we work to expand our commercial activities, expand our development activities, conduct clinical trials, expand manufacturing operations and expand our infrastructure.  We may need to raise additional capital to, among other things:

•	fund clinical trials and preclinical trials for our diagnostic tests as requested or required by regulatory agencies;
•	sustain commercialization of our C. diff diagnostic test and other new diagnostic tests;
•	expand and automate our manufacturing capabilities;
•	increase our sales and marketing efforts to drive market adoption and address competitive developments;
•	finance capital expenditures and our general and administrative expenses;
•	develop new diagnostic tests;
•	maintain, expand and protect our intellectual property portfolio;
•	add operational, financial and management information systems; and
•	hire additional research and development, quality control, scientific, and general and administrative personnel.
•	Our present and future funding requirements will depend on many factors, including but not limited to:
•	the progress and timing of our clinical trials;
•	the level of research and development investment required to maintain and improve our technology position;
•	cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, if any;
•	our efforts to acquire or license complementary technologies or acquire complementary businesses;
•	changes in product development plans needed to address any difficulties in commercialization or changing market conditions;
•	competing technological and market developments;
•	changes in regulatory policies or laws that may affect our operations; and

•	changes in physician acceptance or medical society recommendations that may affect commercial efforts.

We may not be able to continue to operate as a going concern.  Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.  We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

Raising additional capital may cause dilution to our existing stockholders, and restrict our operations or require us to relinquish certain intellectual property rights.  We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements and grants.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders.  Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership.  The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.  A failure to obtain adequate funds may cause us to curtail certain operational activities, including research and development, regulatory trials, sales and marketing, and manufacturing operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Market and economic conditions may negatively impact our business, financial condition and share price.  Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years.  Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.  In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, our third party payors, and other partners could be negatively affected by these difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

Our ability to use our net operating loss carryforwards may be limited.  As of December 31, 2013, we had federal income tax net operating loss, or NOL, carryforwards of approximately $37.8 million and state income tax NOL carryforwards of approximately $26.3 million.  These NOL carryforwards, if not previously used, will begin to expire in 2023.  We do not believe that we have experienced any previous shifts in our stock ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, that currently subject our NOL carryforwards to an annual limitation; however, future shifts in our stock ownership within the meaning of Section 382 of the Code may subject our NOL carryforwards to an annual limitation.  As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards to reduce U.S. federal and state tax liabilities could potentially result in increased future tax liability to us.

We have not performed an evaluation of our internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  We have identified material weaknesses in our internal control over financial reporting relating to the processes and controls to properly identify and account for transactions of a complex or non-routine nature and the process and controls of our period closing procedures.  We are currently in the process of reviewing, documenting and testing our internal control over financial reporting.  We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements.

Risks Related to Intellectual Property

The extent to which we can protect our diagnostic tests and technologies through intellectual property rights that we own, acquire or license is uncertain.  We employ a variety of proprietary and patented technologies and methods in connection with the diagnostic tests we sell or are developing.  We license some of these technologies from third parties.  We cannot provide any assurance that the intellectual property rights that we own or license provide effective protection from competitive threats or that we would prevail in any litigation in which our intellectual property rights are challenged.  In addition, we may not be successful in obtaining new proprietary or patented technologies or methods in the future, whether through acquiring ownership or through licenses from third parties.

Our currently pending or future patent applications may not result in issued patents, and we cannot predict how long it may take for a patent to issue on any of our pending patent applications, assuming a patent does issue.  Other parties may challenge patents issued or exclusively licensed to us, or courts or administrative agencies will hold our patents or the patents we license on an exclusive basis to be valid and enforceable.  We may not be successful in defending challenges made against our patents and other intellectual property rights.  Any third-party challenge to any of our patents could result in the unenforceability or invalidity of some or all of the claims of such patents and could be time consuming and expensive.

The extent to which the patent rights of life sciences companies effectively protect their diagnostic tests and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved.  No consistent policy regarding the proper scope of allowable claims of patents held by life sciences companies has emerged to date in the United States.  Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostic tests or genomic diagnostic testing.  These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself.  What constitutes a “sufficient” additional feature for this purpose is uncertain.  While we do not generally rely on gene sequence patents, this evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

We cannot predict the breadth of claims that may be allowed or enforced in patents we own or in those to which we have exclusive license rights.  For example:

•	the inventor(s) named in one or more of our patents or patent applications might not have been the first to have made the relevant invention;
•	the inventor (or his assignee) might not have been the first to file a patent application for the claimed invention;
•	others may independently develop similar or alternative diagnostic tests and technologies or may successfully replicate our product and technologies;
•

it is possible that the patents we own or in which have exclusive license rights may not provide us with any competitive advantages or may be challenged by third parties and found to be invalid or unenforceable;

•	any patents we obtain or exclusively license may expire before, or within a limited time period after, the diagnostic tests and services relating to such patents are commercialized;
•	we may not develop or acquire additional proprietary diagnostic tests and technologies that are patentable; and
•	others may acquire patents that could be asserted against us in a manner that could have an adverse effect on our business.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights.  On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law.  The Leahy-Smith Act includes a number of significant changes to U.S. patent law.  These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system.  Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier.  The U.S. Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, including the first-to-file provisions in particular, only became effective on March 16, 2013.  Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.  However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned and licensed patent applications and the enforcement or defense of issued patents that we own or license, all of which could have a material adverse effect on our business and financial condition.

Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent issues on the application.  In addition, publications in the scientific literature often lag behind actual discoveries.  We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we were the first to invent the technology (if filed prior to the Leahy-Smith Act) or first to file (if filed after the Leahy-Smith Act).  Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology.  Any such patent application may have priority over patent applications that we own and, if a patent issues on such patent application, we could be required to obtain a license to such patent in order to carry on our business.  If another party has filed a U.S. patent application covering an invention that is similar to, or the same as, an invention that we own, we may have to participate in an interference or other proceeding in the USPTO or a court to determine priority of invention in the United States, for applications and patents made prior to the enactment of the Leahy-Smith Act.  For applications and patents made following the enactment of the Leahy-Smith Act, we may have to participate in a derivation proceeding to resolve disputes relating to inventorship.  The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any U.S. patent rights with respect to such invention.

In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States.  For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does.  Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all.  Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.  Moreover, the USPTO might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor.  As a result, the issuance, scope, validity, term, enforceability and commercial value of our patent rights are highly uncertain.

The patent prosecution process is expensive and time-consuming, is highly uncertain and involves complex legal and factual questions.  Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates.  We seek to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies and product candidates that are important to our business.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.  In addition, we may not pursue or obtain patent protection in all major markets.  Moreover, in some circumstances, we may not have the right to control the preparation, filing or prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties.  In some circumstances, our licensors may have the right to enforce the licensed patents without our involvement or consent, or to decide not to enforce or to allow us to enforce the licensed patents.  Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.  If any of our licensors fail to maintain such patents, or lose rights to those patents, the rights that we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.  In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional nonclinical or clinical data that support the patentability of our proposed claims.  We may not be able to generate sufficient additional data on a timely basis, or at all.  Moreover, changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others.  An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights; allow third parties to commercialize our technology or products and compete directly with us, without payment to us; or result in our inability to manufacture or commercialize products without infringing third-party patent rights.  In addition, if the breadth or strength of protection provided by our owned and licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.  The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent prosecution process and following the issuance of a patent.  There are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.  In such an event, competitors might be able to enter the market earlier than would otherwise have been the case if our patent were in force.

Our intellectual property rights may not be sufficient to protect our competitive position and to prevent others from manufacturing, using or selling competing diagnostic tests.  The scope of our owned and exclusively licensed intellectual property rights may not be sufficient to prevent others from manufacturing, using or selling competing diagnostic tests.  Competitors could purchase our product and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies and thereby avoid infringing our intellectual property rights.  If our intellectual property is not sufficient to effectively prevent our competitors from developing and selling similar diagnostic tests, our competitive position and our business could be adversely affected.

Our platform depends on certain technologies that are licensed to us.  We do not control these technologies and any loss of our rights to them could prevent us from manufacturing our diagnostic tests.  We rely on licenses to various proprietary technologies that are material to our business, including the development of certain future diagnostic tests.  We have entered into non-exclusive licenses with Biohelix, a subsidiary of Quidel Corporation and a license with Integrated DNA Technologies that has certain exclusive and non-exclusive fields. Our rights to use these technologies will be subject to the continuation of and our compliance with the terms of those licenses.

We may become involved in disputes relating to our intellectual property rights, and may need to resort to litigation in order to defend and enforce our intellectual property rights.  Extensive litigation regarding patents and other intellectual property rights has been common in the medical diagnostic testing industry.  Litigation may be necessary to assert infringement claims, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights.  Litigation may even be necessary to resolve disputes of inventorship or ownership of proprietary rights.  The defense and prosecution of intellectual property lawsuits, USPTO interference or derivation proceedings and related legal and administrative proceedings (e.g., a re-examination) in the United States and internationally involve complex legal and factual questions.  As a result, such proceedings are costly and time consuming to pursue, and their outcome is uncertain.

Even if we prevail in such a proceeding in which we assert our intellectual property rights against third parties, the remedy we obtain may not be commercially meaningful or adequately compensate us for any damages we may have suffered.  If we do not prevail in such a proceeding, our patents could potentially be declared to be invalid, unenforceable or narrowed in scope, or we could otherwise lose valuable intellectual property rights.  Similar proceedings involving the intellectual property we exclusively license could also have an impact on our business.  Further, if any of our other owned or exclusively licensed patents are declared invalid, unenforceable or narrowed in scope, our competitive position could be adversely affected.

We could face claims that our activities or the manufacture, use or sale of our diagnostic tests infringe the intellectual property rights of others, which could cause us to pay damages or licensing fees and limit our ability to sell some or all of our diagnostic tests and services.  Our research, development and commercialization activities may infringe or be claimed to infringe patents or other intellectual property rights owned by other parties of which we may be unaware because the relevant patent applications may have been filed but not yet published.  Certain of our competitors and other companies have substantial patent portfolios, and may attempt to use patent litigation as a means to obtain a competitive advantage or to extract licensing revenue.  In addition to patent infringement claims, we may also be subject to other claims relating to the violation of intellectual property rights, such as claims that we have misappropriated trade secrets or infringed third party trademarks.  The risks of being involved in such litigation may also increase as we gain greater visibility as a public company and as we gain commercial acceptance of our diagnostic tests and move into new markets and applications for our diagnostic tests.

Regardless of merit or outcome, our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel.  Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our share price to decline.  An adverse determination, or any actions we take or agreements we enter into in order to resolve or avoid disputes, may subject us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may include substantial cost and ongoing royalties.  Licenses may not be available from third parties, or may not be obtainable on satisfactory terms.  An adverse determination or a failure to obtain necessary licenses may restrict or prevent us from manufacturing and selling our diagnostic tests and offering our services.  These outcomes could materially harm our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property outside of the United States.  The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.  The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to medical devices, diagnostic testing and biotechnology, which could make it difficult for us to stop the infringement of our patents and for licensors, if they were to seek to do so, to stop infringement of patents that are licensed to us.  Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.  Additionally, prosecuting and maintaining intellectual property (particularly patent) rights are very costly endeavors, and for these and other reasons we may not pursue or obtain patent protection in all major markets.  We do not know whether legal and government fees will increase substantially and therefore are unable to predict whether cost may factor into our global intellectual property strategy.

In addition to the risks associated with patent rights, the laws in some foreign jurisdictions may not provide protection for our trade secrets and other intellectual property.  If our trade secrets or other intellectual property are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues.  Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property in foreign jurisdictions.  These agreements may provide for contractual remedies in the event of misappropriation, but we do not know to what extent, if any, these agreements and any remedies for their breach, will be enforced by a foreign court.  In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will likely diminish. The sale of diagnostic tests that infringe our intellectual property rights, particularly if such diagnostic tests are offered at a lower cost, could negatively impact our ability to achieve commercial success and may materially and adversely harm our business.

Our failure to secure trademark registrations could adversely affect our business and our ability to market our diagnostic tests and product candidates.  Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced.  During trademark registration proceedings, we may receive rejections.  Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections.  In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks.  Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings.  Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our business and our ability to market our diagnostic tests and product candidates.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.  We rely on trade secrets to protect our proprietary know how and technological advances, particularly where we do not believe patent protection is appropriate or obtainable.  Nevertheless, trade secrets are difficult to protect.  We rely in part on confidentiality agreements with our employees, consultants, third party contractors, third party collaborators and other advisors to protect our trade secrets and other proprietary information.  These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by us or made known to the other party by us during the course of the other party’s relationship with us.  These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.  Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.  If we were to seek to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable.  Further, courts outside the United States may be less willing to protect trade secrets.  In addition, others may independently discover our trade secrets and proprietary information and therefore be free to use such trade secrets and proprietary information.  Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights.  In addition, our trade secrets and proprietary information may be misappropriated as a result of breaches of our electronic or physical security systems in which case we may have no legal recourse.  Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop diagnostic tests that compete with our diagnostic tests or cause additional, material adverse effects upon our competitive business position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.  As is common in our industry, we employ individuals who were previously employed at other companies in our industry or in related industries, including our competitors or potential competitors.  We may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers.  Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Owning our Common Stock

The price of our common stock may fluctuate substantially.  The market price of our common stock has been and may continue to be subject to wide fluctuation in response to various factors, some of which are beyond our control.  Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Form 10-Q, are:

•	sales of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our shares of common stock;
•	fluctuations in our results of operations;
•	our ability to enter new markets;
•	actual or un-anticipated fluctuations in our annual and quarterly financial results;
•

our ability to obtain financings to continue and expand our commercial activities, expand our manufacturing operations, conduct and complete research and development activities including, but not limited to, our human clinical trials, and other business activities;

•

our ability to secure resources and the necessary personnel to continue and expand our commercial activities, develop additional diagnostic tests, conduct clinical trials and gain approval for our additional diagnostic tests on our desired schedule;

•	commencement, enrollment or results of our clinical trials of our diagnostic tests or any future clinical trials we may conduct;
•	changes in the development status of our diagnostic tests;
•	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned clinical trials;
•	any delay in our submission for studies or test approvals or adverse regulatory decisions, including failure to receive regulatory approval for our diagnostic tests;
•	our announcements or our competitors’ announcements regarding new tests, enhancements, significant contracts, acquisitions or strategic investments;
•	unanticipated safety concerns related to our diagnostic tests;
•	failures to meet external expectations or management guidance;
•	changes in our capital structure or dividend policy, including as a result of future issuances of securities and sales of large blocks of common stock by our stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new diagnostic tests;
•	reputational issues;
•	competition from existing technologies and diagnostic tests or new technologies and diagnostic tests that may emerge;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new diagnostic tests, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;

•	changes in valuations of similar companies or groups of companies;
•	analyst research reports, recommendations and changes in recommendations, price targets and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;
•	release or expiry of lockup or other transfer restrictions on our outstanding common shares;
•	announcements or actions taken by our principal stockholders; and
•	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations.  If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.  We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, funding clinical trials, purchasing of capital equipment, hiring new personnel, commercializing our diagnostic tests, and continuing activities as an operating public company.  To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution.  We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales.  Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.  If at any time in the future our shares of common stock are not listed for trading by NASDAQ and begin to trade on an over-the-counter market such as the Over-the-Counter Bulletin Board or any quotation system maintained by OTC Markets, Inc., trading in our securities will be subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

NASDAQ may delist our common stock from its exchange, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions. Should we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock.  Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.  In the event of a delisting, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

If The NASDAQ Capital Market does not maintain the listing of our securities for trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our securities;

•

a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and
•	decreased ability to issue additional securities or obtain additional financing in the future.

Therefore, it may be difficult for our stockholders to sell any shares if they desire or need to sell them.

Financial reporting obligations of being a public company in the United States are expensive and time consuming, and may place significant demands on our management and other personnel.  The additional obligations of being a public company in the United States require significant expenditures and may place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the NASDAQ Capital Market.  Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements.  Moreover, despite recent reforms made possible by the JOBS Act (certain provisions of which we are taking advantage of), the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.  We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.  Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.  We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  Investors may find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.  We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

We have elected to use the extended transition periods for complying with new or revised accounting standards.  We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transaction period provided in Section 7(a)(2)(B).  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We may be at risk of securities class action litigation.  We may be at risk of securities class action litigation.  This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of our diagnostic tests.  In the past, life science companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals.  If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Our management will be required to devote substantial time to compliance initiatives.  As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a newly formed entity.  The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, referred to herein as the SEC, and NASDAQ, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly.  We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

The dilutive effect of our warrants could have an adverse effect on the future market price of our ordinary shares or otherwise adversely affect the interests of our stockholders.  Based on outstanding warrants as of September 30, 2014, the exercise of 150,000 Class B warrants for 150,000 shares of common stock in October 2014, and the issuance of new warrants as part of the IPO, there will be outstanding warrants to purchase 5,398,446 of our common shares at an average exercise price of $3.78 per share.  These warrants are likely to be exercised if the market price of our shares equals or exceeds the warrant exercise price.  To the extent such warrants are exercised, additional shares will be issued, which would dilute the ownership of existing stockholders.  Further, if the warrants are exercised at any time in the future at a price lower than the book value per share of our common stock, existing stockholders could suffer dilution of their investment.

Provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of our Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.  Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.  Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors.  These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock.  Stockholders who wish to participate in these transactions may not have the opportunity to do so.  These provisions:

•	establish a classified board of directors, such that not all members of the Board of Directors may be elected at one time;
•

authorize our Board of Directors to issue without stockholder approval up to 5,000,000 shares of preferred stock, the rights of which will be determined at the discretion of the Board of Directors that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board of Directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting or by written consent of the stockholders if such action has been earlier approved by the board of directors;
•	establish advance notice requirements for stockholder nominations to our Board of Directors or for stockholder proposals that can be acted on at stockholder meetings;
•	limit who may call stockholder meetings; and
•

require the approval of the holders of at least sixty percent of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation and at least two-thirds of the outstanding voting stock to amend certain provisions of our bylaws.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The following summarizes all sales of our unregistered securities during the quarterly period ended September 30, 2014. The securities listed in each of the below referenced transactions were (i) issued without registration and (ii) were issued in reliance on the private offering exemptions contained in Sections 4(2), 4(5) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes. The securities are deemed restricted securities for purposes of the Securities Act.

During the three months ended September 30, 2014 the Company issued 164,000,000 units of Series D Preferred Stock for gross proceeds of $4,100,000 or $0.025 per unit and after deducting offering costs and expenses, the company received approximately $3,500,000 in net proceeds.  Each unit is separable into 164,000,000 shares of Series D Preferred Stock that convert into common stock at a ratio of 200:1, 820,000 post-split Class A warrants to purchase a share of common stock at $4.92 per share and 820,000 post-split Class B warrants to purchase a share of common stock at $0.20 per share.

During the three months ended September 30, 2014 the Company issued 16,525,151 units of Series D Preferred Stock pursuant to the conversion of $400,000 plus interest of $13,129 in convertible notes payable at a conversion price of $0.025 per share.  Each unit is separable into 16,526,151 shares of Series D Preferred Stock that convert into common stock at a ratio of 200:1, 82,625 post-split Class A warrants to purchase a share of common stock at $4.92 per share and 82,625 post-split Class B warrants to purchase a share of common stock at $0.20 per share.

During the three months ended September 30, 2014 the Company issued 4,000,000 units of Series D Preferred Stock units to Spring Forth Investments, an entity owned by Mr. David Spafford, as additional consideration for the issuance of a note payable. Each unit is separable into 4,000,000 Series D Preferred Shares, 20,000 Class A warrants to purchase a share of common stock at $4.92 and 20,000 Class B warrants to purchase a share of common stock at $0.20.

During the three months ended September 30, 2014 Spring Forth Investments, an entity owned by Mr. David Spafford converted 9,250,000 shares of Series A Preferred Stock into 46,250 shares of common stock.

During the three months ended September 30, 2014 the Company granted 820,000 post-split Class A warrants to purchase a share of common stock at $4.92 per share and 820,000 Class B warrants to purchase a share of common stock at $0.20 per share.  These warrants were granted in conjunction with the sale of Series D Preferred Stock.

During the three months ended September 30, 2014 the Company granted 82,625 post-split Class A warrants to purchase a share of common stock at $4.92 per share and 82,625 Class B warrants to purchase a share of common stock at $0.20 per share.  These warrants were granted in conjunction with the conversion of convertible notes.

During the three months ended September 30, 2014 the Company granted 20,000 Class A warrants to purchase a share of common stock at $4.92 and 20,000 Class B warrants to purchase a share of common stock at $0.20.  These warrants were granted as part of the additional consideration for a note payable with a related party.

During the three months ended September 30, 2014 the Company granted 354,880 Class A warrants to purchase shares of common stock at $4.92 and 190,880 Class B warrants to purchase shares of common stock at $0.20.  These warrants were granted as financing fees for the Series D Preferred Stock equity financing.

In July 2014, the Company granted warrants to purchase 5,376,502 shares of Series D preferred stock at $0.025 per share.  These warrants were granted as financing fees for the Series D Preferred Stock equity financing.

Use of Proceeds

Use of Proceeds from Initial Public Offering

On October 8, 2014, the SEC declared effective our IPO registration statement on Form S-1 (File No. 333-197954) related to 1,150,000 shares of common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a public offering price of $7.00 per unit. Each Series A Warrant is exercisable for one share of common stock and one Series B Warrant. In addition, the managing underwriter, Dawson James Securities, Inc. exercised its option to purchase 172,500 Series A Warrants. The IPO commenced on October 8, 2014 and has not yet terminated.

The aggregate sale price for securities sold to date in the IPO is $8,050,000. The aggregate net proceeds received by the Company from the IPO is approximately $6.4 million after deducting total expenses of approximately $1,650,000, including approximately $644,000 in underwriting discounts and commissions and approximately $1,006,000 in other expenses payable by the Company.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We expect the net proceeds from the IPO will allow us to fund our operations for up to 12 months, including the completion of our planned clinical trials and filing with the FDA for our Group B Strep and Staph ID/R diagnostic tests. We intend to use the net proceeds from the IPO as follows:

•	approximately $1.6 million in research and development expenses, including $0.4 million for clinical development and regulatory filing of new diagnostic tests, for Group B Strep and Staph ID/R;
•	approximately $1.6 million in sales and marketing expenses;
•	approximately $1.2 million to manufacture analyzers for customers;
•	approximately $0.4 million to begin to automate our manufacturing facility and increase manufacturing capacity; and
•	the remaining proceeds will be used for general corporate purposes, including working capital.

This expected use of net proceeds from the IPO represents our intentions based upon our current plans and business conditions. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the status of and results from clinical trials of additional trials and the continued market acceptance of our C. diff test. As a result, our management will retain broad discretion over the allocation of the net proceeds the IPO. We may find it necessary or advisable to use the net proceeds from the IPO for other purposes, and we have broad discretion in the application of net proceeds from the IPO. Furthermore, we anticipate that we will need to secure additional funding before we reach profitability. While certain proceeds of the IPO will be used for clinical and regulatory development of our diagnostic tests for Staph ID/R and Group B Strep, we may need to raise additional proceeds to complete the clinical and regulatory development of these diagnostic tests. We anticipate any additional funds necessary to complete clinical and regulatory development of these diagnostic tests, if any, would be sought through a later public offering of debt or equity or from existing investors.

Pending our use of the net proceeds from the IPO, we are investing the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit Number	Description

3.1

Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed on September 5, 2014 (File No. 333-197954)).

3.2

Amended and Restated Bylaws of Great Basin Scientific, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed on September 5, 2014 (File No. 333-197954)).

4.1	Form of Warrants (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed on September 22, 2014 (File No. 333-197954)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: November 14, 2014	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)