Form 10-Q
period 2015-03-31
Great Basin Scientific, Inc.
filed 2015-05-14
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The issuer had 6,445,218 shares of common stock outstanding as of May 13, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$20,588,361	$2,017,823
Accounts receivable, net	290,509	267,485
Inventory	504,696	457,094
Prepaid and other current assets	558,519	376,778
Total current assets	21,942,085	3,119,180
Intangible assets, net	190,874	216,580
Property and equipment, net	4,504,608	4,237,467
Total assets	$26,637,567	$7,573,227
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,204,640	$1,369,169
Accrued expenses	1,107,419	612,359
Current portion of notes payable	43,718	49,994
Notes payable - related party, net of discount	716,667	441,667
Current portion of capital lease obligations	1,086,439	947,422
Total current liabilities	5,158,883	3,420,611
Notes payable, net of current portion	—	5,693
Capital lease obligations, net of current portion	1,859,730	2,156,837
Derivative liability	98,691,685	9,998,636
Total liabilities	105,710,298	15,581,777
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,724,000 and 0 shares issued and outstanding, respectively	2,724	—
Common stock, $.001 par value: 50,000,000 shares authorized;
5,126,458 and 5,086,458 shares issued and outstanding, respectively	5,126	5,086
Additional paid-in capital	56,097,740	55,991,060
Accumulated deficit	(135,178,321)	(64,004,696)
Total stockholders' deficit	(79,072,731)	(8,008,550)
Total liabilities and stockholders' deficit	$26,637,567	$7,573,227

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$458,730	$349,135
Cost of sales	966,593	846,957
Gross loss	(507,863)	(497,822)
Operating expenses:
Research and development	1,503,558	814,237
Selling and marketing	806,118	634,242
General and administrative	1,060,652	605,995
(Gain) loss on sale of assets	—	(8,166)
Total operating expenses	3,370,328	2,046,308
Loss from operations	(3,878,191)	(2,544,130)
Other income (expense):
Interest expense	(305,582)	(192,609)
Interest income	4,297	919
Change in fair value of derivative liability	(66,994,149)	—
Total other income (expense)	(67,295,434)	(191,690)
Loss before provision for income taxes	(71,173,625)	(2,735,820)
Provision for income taxes	—	(6,093)
Net loss	(71,173,625)	(2,741,913)
Less: Cumulative preferred stock dividends (undeclared)	—	(1,299,118)
Net loss attributable to common stockholders	$(71,173,625)	$(4,041,031)
Net loss per common share - basic and diluted	$(13.99)	$(34.98)
Weighted average common shares - basic and diluted	5,086,906	115,510

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(71,173,625)	$(2,741,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,593	255,373
Change in fair value measurement	66,994,149	—
(Gain) loss on sale of assets	—	(8,166)
Employee stock compensation	18,720	15,939
Debt discount amortization	25,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(23,024)	(21,989)
Decrease (increase) in inventory	(47,602)	(120,071)
Increase in prepaid and other assets	(181,741)	(70,943)
Decrease (increase) in accounts payable	(37,237)	748,823
Increase in accrued liabilities	495,060	156,805
Net cash used in operating activities	(3,590,707)	(1,786,142)
Cash flows from investing activities:
Acquisition of property and equipment	(83,566)	(24,864)
Construction of equipment	(77,769)	(314,180)
Proceeds from sale of assets	—	35,000
Net cash used in investing activities	(161,335)	(304,044)
Cash flows from financing activities:
Proceeds from exercise of warrants	88,000	—
Proceeds from issuance of convertible notes payable	—	100,000
Proceeds from issuance of convertible notes payable - related party	—	300,000
Proceeds from issuance of preferred stock	—	366,250
Proceeds from follow-on offering	22,154,639	—
Proceeds from issuance of notes payable - related party	250,000	390,000
Principal payments of capital leases	(158,090)	(117,662)
Principal payments of notes payable	(11,969)	(10,680)
Net cash provided by financing activities	22,322,580	1,027,908
Net increase (decrease) in cash	18,570,538	(1,062,278)
Cash, beginning of the period	2,017,823	1,211,423
Cash, end of the period	$20,588,361	$149,145
Supplemental disclosures of cash flow information:
Interest paid	$241,228	$192,202
Income taxes paid	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Conversion of note payable to preferred stock	$—	$4,442,000
Assets acquired through capital leases	$—	$1,293,205
Initial public offering and follow-on offering costs incurred but unpaid	$453,015	$—
Property and equipment included in accounts payable	$419,693	$—

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

The Company is a molecular diagnostic testing company focused on improving patient care through the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company’s focus is mainly on small to medium sized hospital laboratories, those under 400 beds, that are shifting from traditional testing methods to molecular methods of diagnosis. The Company’s platform includes an analyzer, which is provided for customers’ use without charge in the United States, and a diagnostic test cartridge, which is sold to customers. This platform combines both affordability and ease-of-use when compared to other commercially available molecular testing methods, which allows small to medium sized hospitals that traditionally could not afford more expensive molecular diagnostic systems to modernize their laboratory testing and provide better patient care. The Company currently has one commercially available test, a diagnostic test for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April of 2012. We have developed a Group B Strep assay for which we received FDA clearance in April 2015 and plan to launch commercially in the second quarter of 2015. We began a clinical trial for a Staph ID/R assay for blood infections caused by Staphylococcus bacteria in the fourth quarter of 2014 and we began a clinical trial for our Shiga toxin producing E. coli assay in the first quarter of 2015. Additionally, we have three other assays in product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, and (iii) a panel for candida blood infections.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company as of March 31, 2015 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2014 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As the Company has incurred losses for the three months ended March 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2015 and 2014, there were 38,838,974 and 2,665,084 potentially dilutive shares, respectively.

Reverse Stock Split

On September 5, 2014, the Company effected a reverse stock split of the Company’s common stock whereby each two hundred shares of common stock was replaced with one share of common stock (with no fractional shares issued).  The par value and authorized shares of the common stock were not adjusted as a result of the reverse stock split.  All common shares, options, warrants and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-15 is currently being assessed by management.

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although the Company has positive working capital of $16.8 million and a cash balance of $20.6 million as of March 31, 2015, the Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the three months ended March 31, 2015 of $71.2 million and a net loss for the year ended December 31, 2014 of $21.7 million, and has an accumulated deficit of $135.2 million as of March 31, 2015. Whether and when the Company can attain profitability and positive cash flows from operations is uncertain.

The Company intends to continue to develop its products and expand its customer base, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, the Company has obtained and intends to continue to obtain financing in order to fund its working capital and development needs. In March 2015 the Company obtained financing by completing a follow-on offering for net proceeds of $21.7 million.

The Company has been able to meet its short-term needs through private placements of convertible preferred securities, an initial public offering (“IPO”), a follow-on offering and the sale and leaseback of analyzers used to report test results. The Company will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financings, the impact on the Company’s operations will be material and adverse.

NOTE 4 NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements which consist of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Note payable, 15.2% interest, monthly payments of $1,328, due February 6, 2016, secured by equipment.	$13,555	$16,938
Note payable, 10.0% interest, monthly payments of $3,161, due January 1, 2016, secured by equipment.	30,163	38,749
Total notes payable	43,718	55,687
Less: current portion of notes payable	(43,718)	(49,994)
Long term portion of notes payable	$-	$5,693

NOTE 5 NOTES PAYABLE – RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The maturity date for the note is July 18, 2015.  The note pays interest at an annual rate of 20% and shall be paid monthly. The Company may extend the due date of the note to July 18, 2016 by giving notice no later than April 18, 2015 and paying an extension fee of $10,000. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note.  As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which are separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase a share of common stock at $4.92 and  20,000 Class B warrants to purchase a share of common stock at $0.20) at a value of $100,000 or $0.025 per unit. On the date of the IPO, the 4,000,000 shares of Series D Preferred Stock converted into 20,000 shares of Common Stock at a conversion ratio of 200 to 1. The Series D preferred stock units were accounted as a debt discount to be amortized over the life of the note.  As of March 31, 2015 the unamortized debt discount was $33,333. In April 2015, the Company extended the due date of the note to July 18, 2016 by giving notice and paying the extension fee of $10,000.

In February 2015, the Company entered into another loan agreement for $250,000 with Spring Forth Investments, LLC. The loan bears interest at a rate of twelve percent (12%) per year and has a maturity date of the earlier of (i) 90 days from the date of the loan agreement, or (ii) five days after the closing of a registered public offering of securities of the Company. Upon the earlier to occur of the maturity date or the prepayment of the loan, the Company will be obligated to pay a termination fee equal to five percent (5%) of the principal balance of the loan. Payment of the principal balance of the loan plus any accrued interest due and payable may be accelerated upon an event of default by the Company pursuant to the terms and conditions of the loan agreement. In April 2015, the Company paid off the note along with the accrued interest and termination fee.

NOTE 6 PREFERRED STOCK

In March 2015, the Company completed a follow-on public offering by selling 2,724,000 units at a price of $8.80 per unit for net proceeds of $21.7 million after deducting underwriting commissions and offering costs.  Each unit consists of one share of our Series E Convertible Preferred Stock and eight Series C Warrants (the “Units”).

The shares of Series E Convertible Preferred Stock and the Series C Warrants will automatically separate on August 25, 2015. However, the shares of Series E Convertible Preferred Stock and the Series C Warrants will separate prior to August 25, 2015 if at any time after 30 days from February 25, 2015 the closing price of our common stock is greater than $4.00 per share for 20 consecutive trading days (the “Separation Trigger Date”). We refer to this separation herein as Early Separation. In the event of Early Separation, the shares of Series E Convertible Preferred Stock and the Series C Warrants will become separable 15 days after the Separation Trigger Date.

Each share of Series E Convertible Preferred Stock is convertible at the option of the holder into four common shares upon the earlier of (i) August 25, 2015, or (ii) 15 days after the Separation Trigger Date in the event of Early Separation. The Series E Convertible Preferred Stock has no voting rights, except that the holders of shares of at least a majority of the Series E Convertible Preferred Stock will be able to effect or validate any amendment, alteration or repeal of any of the provisions of the Certificate of Designation that materially and adversely affects the powers, preferences or special rights of the Series E Convertible Preferred Stock, whether by merger or consolidation or otherwise; provided, however, that in the event of an amendment to terms of the Series E Convertible Preferred Stock, including by merger or consolidation, so long as the Series E Convertible Preferred Stock remains outstanding with the terms thereof materially unchanged, or the Series E Convertible Preferred Stock is converted into, preference securities of the surviving entity, or its ultimate parent, with such powers, preferences or special rights, taken as a whole, not materially less favorable to the holders of the Series E Convertible Preferred Stock than the powers, preferences or special rights of the Series E Convertible Preferred Stock, taken as a whole, the occurrence of such event will not be deemed to materially and adversely affect such powers, preferences or special rights of the Series E Convertible Preferred Stock, and in such case such holders shall not have any voting rights with respect to the occurrence of such events. An amendment to the terms of the Series E Convertible Preferred Stock only requires the vote of the holders of Series E Convertible Preferred Stock.

With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series E Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Convertible Preferred Stock. As such, the Series E Convertible Preferred Stock is not subject to any restriction on the repurchase or redemption of shares by the Company due to an arrearage in the payment of dividends or sinking fund installments.

The Series E Convertible Preferred Stock also has no liquidation rights or preemption rights, and there are no special classifications of our Board of Directors related to the Series E Convertible Preferred Stock.

NOTE 7 COMMON STOCK

The Company had 50,000,000 shares of common stock authorized at a par value of $0.001 per share and 5,126,458 shares of common stock issued and outstanding as of March 31, 2015.

During the three months ended March 31, 2015 the company issued 40,000 shares of common stock pursuant to the exercise of 40,000 Series A Warrants for proceeds of $88,000 or $2.20 per share.  In conjunction with the exercise of the Series A Warrants, 40,000 Series B Warrants to purchase shares of common stock were also issued.

NOTE 8 WARRANTS

As of March 31, 2015, the Company had 27,239,940 warrants outstanding to purchase shares of common stock comprised of 2,041,239 Class A Warrants, 1,645,845 Class B Warrants, 1,282,500 Series A Warrants, 40,000 Series B Warrants, 21,792,000 Series C Warrants and 438,356 Common Warrants.

In March 2015, the Company issued Series C Warrants to purchase 21,792,000 shares of common stock as part of the Units sold in the follow-on offering (see NOTE 6 PREFERRED STOCK). The Series C Warrants have an exercise price of $2.55 and will expire on February 25, 2020. The Series C Warrants will not be exercisable until they separate from the Units upon the earlier of (i) August 25, 2015, or (ii) 15 days after the Separation Trigger Date in the event of Early Separation. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price.

The Series C Warrants have a cashless exercise provision where in lieu of payment of the exercise price in cash, the holder may receive, at the Company’s discretion, either a cash payment of a predetermined Black Scholes Value of the number of shares the holder elects to exercise, or a number of shares of the Company’s common stock determined according to a cashless exercise formula using the predetermined Black Scholes Value.

In March 2015, the Company issued 40,000 Series B Warrants to purchase common stock pursuant to the exercise of 40,000 Series A Warrants for proceeds of $88,000 or $2.20 per share.  The Series B Warrants have an exercise price of $8.75 and expire six years from date of issue.  The Series B Warrants have an exercise price adjustment provision that in the event the Company sells shares of any additional common stock or securities convertible into common stock, subject to certain exceptions, at a price per share less than the original exercise price of the warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional common stock or securities.

The following table summarizes the common stock warrant activity during the three months ended March 31, 2015:

			Weighted
			Average
		Weighted	Remainder
	Common	Average	Contractual
	Stock	Exercise	Term in
	Warrants	Price	Years
As of March 31, 2015:
Warrants Outstanding as of January 1, 2015	5,447,940	$4.17	4.9
Granted	21,832,000	$2.56	4.9
Exercised	(40,000)	$2.20	—
Expired	—	—	—
Warrants outstanding as of March 31, 2015	27,239,940	$2.43	4.9

Common Warrant Derivative Liability

Our Class A Warrants, Class B Warrants, Series A Warrants, Series B Warrants and certain common warrants, which in total comprise 5,045,584 warrants outstanding, have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the original exercise price of the respective warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. Such exercise price adjustment prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, these warrants are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. In March 2015, as a result of the follow-on offering, the price adjustment provision was triggered for our Class A Warrants, Series A Warrants and certain common warrants. The exercise price was adjusted for these warrants from an original exercise price of $4.92, $7.00, and $5.00 respectively, to a new exercise price of $2.20.

Our Series C Warrants contain a cashless exercise provision using a predetermined Black Scholes Value. Such provision, if exercised by the holder, would require the company to settle these warrants, at its option, either by cash payment or the granting of a variable number of common shares.  This provision results in the potential for the Company to either have to net cash settle the warrant or potentially issue an indeterminate number of common shares which prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock.  Accordingly, the warrants are accounted for as derivative liabilities and are recorded at fair value at inception and at each reporting date.  Since the derivative liability is required to be measured at fair value, the excess of the fair value over the net proceeds received at the transaction date is recognized as a loss in earnings. Had the cashless exercise provision been exercised by all holders of our Series C Warrants at March 31, 2015, the Company would have had to either pay $48.5 million in cash or issue 17,774,720 shares of common stock.  The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s stock decreases and decreases as the price of the Company’s stock increases.

The derivative liability for warrants classified as derivative liabilities was revalued at March 31, 2015 and the change in the fair value of the warrant derivative liability was included as a component of Other income (expense). The change in fair value of the warrant derivative liability has no effect on the Company’s cash flows. The Company estimates the fair value of the warrants at inception and at each reporting date using a Black-Scholes option valuation model utilizing the fair value of underlying common stock and has determined the fair value measurement to be a level 3 measurement (see NOTE 10 FAIR VALUE). Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. The estimates in the modified Black-Scholes option-pricing model are based, in part, on assumptions, including but not limited to stock price volatility, the contractual life of the warrants, the risk free rate and the fair value of the equity stock underlying the warrants.

The following are the assumptions used in the Black-Scholes method for calculating the fair value of the warrants that are considered derivative liabilities at March 31, 2015:

Fair Market Value	$3.90
Exercise Price	$0.20 - $8.75
Risk Free Rate	1.37% - 1.54%
Dividend Yield	0.00%
Expected Volatility	140.54% - 142.06%
Contractual Term	0.53 - 6.34 years

The following summarizes the change in the value of the warrant liability during the three months ended March 31, 2015:

Balance at December 31, 2014	$9,998,636
Issuance of warrants	54,437,111
Exercise of warrants	(45,861)
Change in fair value of warrant liability	34,301,799
Balance at March 31, 2015	$98,691,685

NOTE 9 EMPLOYEE STOCK OPTIONS

The Company has three stock based employee compensation plans pursuant to which stock option grants have been made. Under the Great Basin Scientific, Inc. 2015 Omnibus Plan, the 2014 Stock Option Plan and the 2006 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 703,034 employee stock options outstanding as of March 31, 2015. All options vest in installments over a three to four year period and expire ten years from the date of grant.

The following table summarizes the Company’s total option activity for the three months ended March 31, 2015:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in
	Options	Price	Years
As of March 31, 2015:
Options outstanding as of January 1, 2015	703,034	$2.98	8.8
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding as of March 31, 2015	703,034	$2.98	8.6

Outstanding and exercisable stock options as of March 31, 2015 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
	Options	Life	Exercise	Options	Exercise
	Outstanding	(Years)	Price	Exercisable	Price
March 31, 2015	703,034	8.6	$2.98	117,717	$3.85

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $18,719 in equity-based compensation expenses during the three months ended March 31, 2015. There were $233,596 of total unrecognized compensation cost with a remaining vesting period of 3.19 years and $965,890 in intrinsic value of outstanding and vested stock options as of March 31, 2015.

NOTE 10 FAIR VALUE

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company issued certain warrants to purchase common stock that qualify as derivative liabilities and are therefore required to be recorded at fair value measured at the transaction date and again at each reporting period end. The fair value of the warrants was determined using estimates and assumptions that are not readily available in public markets and the Company has designated this liability as Level 3. The assumptions used for the fair value calculation as well as the changes in the value of the warrant liability are shown in NOTE 8 WARRANTS.

NOTE 11 LEGAL PROCEEDINGS

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

NOTE 12 SUBSEQUENT EVENTS

In April 2015, the Company extended the due date on the $500,000 note agreement with Spring Forth Investments, LLC.  The due date was extended to July 18, 2016, by giving notice and paying an extension fee of $10,000.

In April 2015, the Company paid off the $250,000 note agreement with Spring Forth Investments, LLC including interest of $4,192 and a termination fee of $12,500.

In April and May 2015, the Company issued 785,407 shares of common stock and 785,407 Series B Warrants as the result of the exercise of 785,407 Series A Warrants for proceeds of $1,727,895 or $2.20 per share.

In April and May 2015, the Company issued 533,353 shares of common stock as the result of the cashless exercise of 483,643 shares of Class A Warrants and 324,889 shares of Class B Warrants.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our annual report on Form 10-K, regarding, among other things:

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

In November 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastro-intestinal distress in hospital patients. We currently sell our diagnostic test cartridge in the United States through a direct sales force and we use distributors in the European Union and New Zealand. As of March 31, 2015, we had 123 customers worldwide (101 in the United States and 22 in the rest of the world), who use an aggregate of 258 analyzers. Our easy to use platform allows small to medium sized hospitals that we believe could not previously afford more expensive or complex molecular diagnostic systems to modernize their laboratory testing and provide better patient care at an affordable cost.

In addition to our C. diff assay, we have developed a Group B Strep assay for which we received FDA clearance in April 2015 and plan to launch commercially in the second quarter of 2015. We began a clinical trial for a Staph ID/R assay for blood infections caused by Staphylococcus bacteria in the fourth quarter of 2014. We also began a clinical trial for our Shiga toxin producing E. coli assay in the first quarter of 2015. Additionally, we have three other assays in product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, and (iii) a panel for candida blood infections.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2014 and the three months ended March 31, 2015 were approximately $21.7 million and $71.2 million, respectively. As of March 31, 2015, we had an accumulated deficit of $135.2 million.

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

•

Accelerate the Growth of our U.S. Customer Base.    With the proceeds from our initial public offering (our “IPO”) and our follow-on offering, we intend to expand our sales force to target small to medium hospitals in the United States. We anticipate that increasing our number of customers will drive sales of our diagnostic cartridges. We expect these sales will generate the majority of our revenue for the foreseeable future.

•

Expand our Menu of Molecular Diagnostic Assays.    We intend to expand our assay menu to include the six additional assays currently approved by the FDA or in development which include a broad menu of molecular diagnostic assays for our platform that will satisfy growing medical needs and present attractive commercial opportunities. For example, we received FDA clearance for our Group B Strep test in April 2015 and started our clinical trials for our Staph ID/R panel during the fourth quarter of 2014, and our Shiga toxin producing E. coli test during the first quarter of 2015. We also have a pipeline of assays in late stage product development, including pre-surgical screening, food-borne pathogens and candida.

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

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue

Revenue increased by $109,595, or 31.4% to $458,730 for the three months ended March 31, 2015 as compared to $349,135 for the three months ended March 31, 2014. This increase was attributable to the number of customers in the U.S. increasing to 101 for the three months ended March 31, 2015 from 71 for the three months ended March 31, 2014.

Cost of Sales

Cost of sales increased $119,636, or 14.1%, in the three months ended March 31, 2015 to $966,593 as compared to $846,957 for the three months ended March 31, 2014. The increase is due mainly to an increase of $60,708 in depreciation on additional analyzers needed to support the increase in customers and a $58,928 increase in costs associated with manufacturing additional C. diff assays to meet the increased demand for our product. The negative gross margin decreased from 142.6% in the three months ended March 31, 2014 to 110.7% in the three months ended March 31, 2015 primarily due to the decrease in the cost of our C. diff assays due to increased production that allowed for economies of scale and the allocation of fixed costs over a greater number of units.

Research and Development

Research and development expenses increased by $689,321, or 84.7%, for the three months ended March 31, 2015 to $1,503,558 as compared to $814,237 for the three months ended March 31, 2014.  This increase is the result of continuing to ramp up efforts to prepare our next diagnostic tests for clinical trials and FDA approval. The increase was due to an increase of $335,674 in salaries and wages, $257,242 in research and development materials and the usage of finished cartridges for testing and a $96,405 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $171,876, or 27.1%, for the three months ended March 31, 2015 to $806,118 as compared to $634,242 for the three months ended March 31, 2014. The increase was due to an increase of $203,877 in salaries and wages primarily due to sales commissions, and an increase of $41,179 in travel costs partially offset by a $64,344 decrease in promotional cartridges and a $8,846 net decrease in all other selling and administrative expenses.

General and Administrative

General and administrative expenses increased $454,657, or 75.0%, for the three months ended March 31, 2015 to $1,060,652 as compared to $605,995 for the three months ended March 31, 2014.  This increase is the result of increased business activities due to being a public company and the preparation for our follow-on offering. The increase was primarily due to a $231,367 increase in salaries and wages and board of director fees, a $112,195 increase in professional fees, and a $109,202 increase in insurance premiums related to additional insurance necessary for a public company and a $1,893 net increase in all other general and administrative expenses.

(Gain) loss on Sale of Assets

There was no gain or loss on the sale of assets for the three months ended March 31, 2015 as we did not have any sales of analyzer fixed assets outside the U.S. The gain on sale of assets for the three months ended March 31, 2014 was $8,166.

Interest Income

Interest income did not change significantly for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Interest Expense

Interest expense increased by $112,973, or 58.7%, for the three months ended March 31, 2015 to $305,582 as compared to $192,609 for the three months ended March 31, 2014.  This increase is due to the addition of our second analyzer sale-leaseback agreement with the associated increase in interest incurred on these capital lease payments and interest on our related party note payable.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability resulted in a non-cash expense in the amount of $66,994,149 for the three months ended March 31, 2015.  This is the result of a $55,599,889 charge we were required to record for the derivative liability on the Series C warrants offered as part of the follow-on offering and $11,440,122 due to the increase in the fair value of Series A, Series B, Class A, Class B and certain other common warrants as a result of the increase in the value of our common stock during the period. As of March 31, 2014, there were no warrants that required the recording of a derivative liability.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our IPO, our follow-on public offering, sales of our preferred stock, convertible notes, and revenues from operations. As of December 31, 2014 and March 31, 2015, we had approximately $2.0 million and $20.6 million, respectively, in cash.  The cash on hand will be used to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature.

In March 2015, the Company completed a follow-on public offering, whereby the Company sold 2,724,000 units at a price of $8.80 per unit for net proceeds of $21.7 million after deducting underwriting commissions and offering costs.  Each unit consists of one share of our Series E Convertible Preferred Stock (convertible into four shares of common stock) and eight Series C Warrants.

Summary Statement of Cash Flows for the Three Months Ended March 31, 2015 and 2014

The following table summarizes our cash flows for the periods indicated:

	March 31
	2015	2104
Cash used in operating activities	$(3,590,707)	$(1,786,142)
Cash provided by (used in) investing activities	(161,335)	(304,044)
Cash provided by financing activities	22,322,580	1,027,908
Net decrease in cash	$18,570,538	$(1,062,278)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 was $3,590,707. The net loss of $71,173,625 was partially offset by other non-cash items of $66,994,149 for the increase in the change in fair value of derivative liability, $339,593 for the increase in depreciation and amortization and $43,720 net increase in all other non-cash items. The change in operating assets and liabilities offset the net loss by another $205,456 due to a $495,060 increase in accrued liabilities relating mainly to payroll and interest, offset by a $181,741 increase in prepaid deposits on our long lead time analyzer parts and $107,863 net increase in all other operating assets and liabilities.

Cash used in operating activities for the three months ended March 31, 2014 was $1,786,142. The net loss of $2,741,913 was offset by the non-cash items of a $255,373 increase for depreciation and amortization and a $7,773 net increase in all other non-cash items. The change in operating assets and liabilities offset the net loss by another $692,625 due to a $748,823 increase in accounts payable related to the growth in our operations and the timing of payments and a $156,805 increase in accrued liabilities relating mainly to payroll, interest and royalties, which were offset by a $120,071 increase in inventory and a $92,932 increase in accounts receivable and prepaid and other assets.

Cash Flows from Investing Activities

Cash used in investing activities was $161,335 for the three months ended March 31, 2015 and was related to the acquisition of capital equipment in the amount of $83,566 and the costs associated with the construction of equipment in the amount of $77,769. Cash used in investing activities was $304,044 for the three months ended March 31, 2014 and was related to the cost of the construction of our analyzer equipment totaling $314,180, capital expenditures totaling $24,864 partially offset by proceeds from sale of assets of $35,000.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 of $22,322,580 was from the proceeds in the amount of $22,154,639 from the sale of units in our follow-on offering, proceeds of $250,000 from related party notes payable and $88,000 in proceeds from the exercise of warrants partially offset by $170,059 in payments made on capital leases and notes payable. Cash provided by financing activities for the three months ended March 31, 2014 of $1,027,908 was from the proceeds of $790,000 from related party notes and convertible notes payable and other notes payable offset by $128,342 in payments made on capital leases and notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although the Company has positive working capital of $16.8 million and a cash balance of $20.6 million as of March 31, 2015, the Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the three months ended March 31, 2015 of $71.2 million and a net loss for the year ended December 31, 2014 of $21.7 million, and has an accumulated deficit of $135.2 million as of March 31, 2015. Whether and when the Company can attain profitability and positive cash flows from operations is uncertain.

The Company intends to continue to develop its products and expand its customer base, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, the Company has obtained and intends to continue to obtain financing in order to fund its working capital and development needs. In March 2015 the Company obtained financing by completing a follow-on offering for net proceeds of $21.7 million.

The Company has been able to meet its short-term needs through private placements of convertible preferred securities, an initial public offering (“IPO”), a follow-on offering and the sale and leaseback of analyzers used to report test results. The Company will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financings, the impact on the Company’s operations will be material and adverse.

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

Our long-lived assets include our analyzers used by hospitals in the United States to run the assays they buy from us. There are no contractual terms with respect to the usage of our analyzers by our customers. Hospitals are under no contractual commitment to use our analyzers. We maintain ownership of these analyzers and, when requested, we can remove the analyzers from the customer’s site. We do not currently charge for the use of our analyzers and there are no minimum purchase commitments of our assays. As our analyzer is used numerous times over several years, often by many different customers, analyzers are capitalized as property and equipment once they have been placed in service. Once placed in service, analyzers are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. The estimated useful life of our analyzers is determined based on a variety of factors including in reference to associated product life cycles, and average 5 years. As analyzers are integral to the performance of our diagnostic test, depreciation of analyzers is recognized as a cost of sales. For those analyzers that are used in research and development, depreciation is recognized as a research and development cost. Analyzer depreciation expense was $236,348 and $162,182 for the three months ended March 31, 2015 and 2014, respectively.

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. For the three months ended March 31, 2015 there were no analyzers sold to international distributors. For the year ended December 31, 2014 these opportunities represented 4% of the total analyzers built during this period. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally.

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

Stock Based Compensation

We measure and recognize compensation expense for stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our stock-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the Statements of Standards for Valuation Services No. 1 of the American Institute of Certified Public Accountants.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We may be able to remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our Annual Report on Form 10-K for additional information concerning these and other uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Use of Proceeds from Initial Public Offering

On October 8, 2014, the SEC declared effective our IPO registration statement on Form S-1 (File No. 333-197954) related to 1,150,000 shares of common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a public offering price of $7.00 per unit; however, as a result of the offering of units by the Company on February 25, 2015, the Series A Warrants are now exercisable at an exercise price of $2.20 per share. Each Series A Warrant is exercisable for one share of common stock and one Series B Warrant. In addition, the managing underwriter, Dawson James Securities, Inc. exercised its option to purchase 172,500 Series A Warrants. The IPO commenced on October 8, 2014 and has not yet terminated. As of May 8, 2015, 821,122 Series A Warrants have been exercised, none of which were exercised on a cashless basis. No Series B Warrants have been exercised.

The aggregate sale price for securities sold at the initial closing of the IPO is $8,050,000. The aggregate net proceeds received by the Company from the IPO was approximately $6.4 million after deducting total expenses of approximately $1,650,000, including approximately $644,000 in underwriting discounts and commissions and approximately $1,006,000 in other expenses payable by the Company. Since the initial closing of the IPO the Company has received $1.8 million in additional net proceeds from the exercise of Series A Warrants, for total net proceeds from the offering in the amount of $8.2 million.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of May 13, 2015, approximately $6.4 million of the $8.2 million of total net proceeds from our IPO had been used. We intend to use the remaining $1.8 million for general corporate purposes. We have broad discretion in the use of the net proceeds from our IPO. We may find it necessary or advisable to use the net proceeds from our IPO for other purposes than those described in our final prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit No.	Description
3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. (2)
3.2	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)
3.3	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)
4.1	Specimen certificate evidencing shares of common stock. (2)
4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)
4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)
10.1	Master Lease Agreement by and between Onset Financial, Inc. and Great Basin, dated as of October 16, 2013 (“Onset Lease Agreement”). (1)
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

10.4	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (Series D Compensation). (1)
10.5	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (IPO Compensation). (1)
10.6	Great Basin 2006 Stock Option Plan and forms used in connection therewith. (1)
10.7	Great Basin 2014 Stock Option Plan and forms used in connection therewith. (1)
10.8	Great Basin Scientific, Inc. 2014 Omnibus Incentive Plan. (2)
10.9	Form of Stock Option Agreement. (2)
10.10	Letter of Appointment Regarding Appointment of David Spafford as Executive Chairman. (3)
10.11	Amended and Restated Series D Preferred Stock and Warrant Purchase Agreement dated July 30, 2014 (the “Series D Purchase Agreement”). (1)
10.12	Form of Class A Warrant to Purchase Common Stock issued to investors pursuant to the Series D Purchase Agreement. (1)
10.13	Form of Class B Warrant to Purchase Common Stock issued to investors pursuant to Series D Purchase Agreement. (1)
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

10.16	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)

Exhibit No.	Description
10.17	Reimbursement Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)
10.18	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)
10.19	Security Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)
10.20	Security Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)
10.21	Security Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)
10.22	Employment Agreement with Ryan Ashton. (2)
10.23	Employment Agreement with Jeffrey A. Rona. (2)
10.24	Employment Agreement with Robert Jenison. (2)
10.25	Lease Agreement between JTM, Inc. and Great Basin, dated April 26, 2010, as amended by that certain amendment dated July 1, 2012 (South Side Lease). (1)
10.26	Lease Agreement between JTM, Inc. and Great Basin, dated September 6, 2012 (North Side Lease). (1)
10.27	Loan and Issuance Agreement by and between Great Basin and Spring Forth Investments, LLC, dated July 18, 2014. (1)
10.28	Promissory Note dated July 18, 2014 in favor of Spring Forth Investments, LLC. (1)
10.29	Form of Warrant to Purchase Common Stock. (4)
10.30	Form of Warrant to Purchase Common Stock or Preferred Stock. (4)
10.31	Form of Series A Warrant. (3)
10.32	Form of Series B Warrant. (3)
10.33	Form of Warrant to Purchase Common Stock. (4)
10.34	Form of Series C Warrant. (5)
10.35	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)
10.36	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)
10.37	Loan Agreement between Great Basin and Spring Forth Investments, LLC, dated February 12, 2015. (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: May 14, 2015	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: May 14, 2015	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)