Form 10-Q
period 2015-06-30
Great Basin Scientific, Inc.
filed 2015-08-12
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The issuer had 7,289,688 shares of common stock outstanding as of August 12, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30	December 31,
	2015	2014
Assets
Current assets:
Cash	$15,274,535	$2,017,823
Accounts receivable, net	344,029	267,485
Inventory	854,458	457,094
Prepaid and other current assets	373,774	376,778
Total current assets	16,846,796	3,119,180
Intangible assets, net	166,973	216,580
Property and equipment, net	6,669,371	4,237,467
Total assets	$23,683,140	$7,573,227
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,008,594	$1,369,169
Accrued expenses	934,459	612,359
Current portion of notes payable	31,404	49,994
Notes payable - related party, net of discount	491,667	441,667
Current portion of capital lease obligations	1,154,375	947,422
Total current liabilities	4,620,499	3,420,611
Notes payable, net of current portion	—	5,693
Capital lease obligations, net of current portion	1,544,995	2,156,837
Derivative liability	69,108,936	9,998,636
Total liabilities	75,274,430	15,581,777
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
2,678,500 and 0 shares issued and outstanding, respectively	2,679	—
Common stock, $.001 par value: 200,000,000 shares authorized;
7,269,038 and 5,086,458 shares issued and outstanding, respectively	7,269	5,086
Additional paid-in capital	64,416,399	55,991,060
Accumulated deficit	(116,017,637)	(64,004,696)
Total stockholders' deficit	(51,591,290)	(8,008,550)
Total liabilities and stockholders' deficit	$23,683,140	$7,573,227

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$525,506	$402,446	$984,236	$751,581
Cost of sales	1,299,948	971,862	2,266,541	1,818,819
Gross loss	(774,442)	(569,416)	(1,282,305)	(1,067,238)
Operating expenses:
Research and development	1,902,296	1,026,035	3,405,854	1,840,272
Selling and marketing	919,699	533,041	1,725,817	1,167,283
General and administrative	1,276,555	800,290	2,337,207	1,406,285
(Gain) loss on sale of assets	—	—	—	(8,166)
Total operating expenses	4,098,550	2,359,366	7,468,878	4,405,674
Loss from operations	(4,872,992)	(2,928,782)	(8,751,183)	(5,472,912)
Other income (expense):
Interest expense	(309,785)	(312,176)	(615,367)	(504,785)
Interest income	9,035	519	13,332	1,438
Change in fair value of derivative liability	24,335,676	-	(42,658,473)	—
Total other income (expense)	24,034,926	(311,657)	(43,260,508)	(503,347)
Income (loss) before provision for income taxes	19,161,934	(3,240,439)	(52,011,691)	(5,976,259)
Provision for income taxes	(1,250)	(26)	(1,250)	(6,119)
Net income (loss)	19,160,684	(3,240,465)	(52,012,941)	(5,982,378)

Net income (loss) per common share - basic	$3.00	$(28.05)	$(9.08)	$(2.09)
Net income (loss) per common share - diluted	$0.71	$(28.05)	$(9.08)	$(2.09)
Weighted average common shares - basic	6,383,605	115,510	5,726,493	2,855,837
Weighted average common shares - diluted	26,859,167	115,510	5,726,493	2,855,837

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(52,012,941)	$(5,982,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704,604	554,874
Change in fair value of derivative liability	42,658,473	—
(Gain) loss on sale of assets	—	(8,166)
Employee stock compensation	37,440	18,738
Debt discount amortization	50,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(76,544)	(30,382)
Increase in inventory	(397,364)	(1,089)
Decrease (increase) in prepaid and other assets	3,004	(181,085)
Increase (decrease) in accounts payable	(172,762)	472,652
Increase in accrued liabilities	322,100	335,994
Net cash used in operating activities	(8,883,990)	(4,820,842)
Cash flows from investing activities:
Acquisition of property and equipment	(473,048)	(50,194)
Construction of equipment	(1,972,835)	(465,239)
Proceeds from sale of assets	—	35,000
Proceeds from sale leaseback	—	1,500,000
Net cash provided by (used in) investing activities	(2,445,883)	1,019,567
Cash flows from financing activities:
Proceeds from exercise of warrants	3,142,964	—
Proceeds from issuance of convertible notes payable	—	100,000
Proceeds from issuance of convertible notes payable - related party	—	300,000
Proceeds from issuance of preferred stock	—	3,072,209
Proceeds from follow-on offering	21,872,793	—
Proceeds from issuance of notes payable - related party	250,000	390,000
Principal payments of capital leases	(404,889)	(447,901)
Principal payments of notes payable	(24,283)	(21,708)
Principal payments of notes payable -related party	(250,000)	(390,000)
Net cash provided by financing activities	24,586,585	3,002,600
Net increase (decrease) in cash	13,256,712	(798,675)
Cash, beginning of the period	2,017,823	1,211,423
Cash, end of the period	$15,274,535	$412,748
Supplemental disclosures of cash flow information:
Interest paid	$559,631	$265,518
Income taxes paid	$1,250	$6,119
Supplemental schedule of non-cash investing and financing activities:
Assets acquired through capital leases	$—	$807,272
Initial public offering and follow-on offering costs incurred but unpaid	$171,169	$—
Property and equipment included in accounts payable	$641,018	$—
Change in derivative liability from exercised and issued warrants	$5,247,073	$—

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

The Company is a molecular diagnostic testing company focused on improving patient care through the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company’s focus is mainly on small to medium sized hospital laboratories, those under 400 beds, that are shifting from traditional testing methods to molecular methods of diagnosis. The Company’s platform includes an analyzer, which is provided for customers’ use without charge in the United States, and a diagnostic test cartridge, which is sold to customers. This platform combines both affordability and ease-of-use when compared to other commercially available molecular testing methods, which allows small to medium sized hospitals that traditionally could not afford more expensive molecular diagnostic systems to modernize their laboratory testing and provide better patient care. The Company currently has two commercially available tests, a diagnostic test for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April of 2012 and a Group B Strep assay for which we received FDA clearance in April 2015 and launched commercially in June 2015. We began a clinical trial for a Staph ID/R assay for blood infections caused by Staphylococcus bacteria in the fourth quarter of 2014 and we began a clinical trial for our Shiga toxin producing E. coli assay in the first quarter of 2015. Additionally, we have three other assays in late-stage product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, and (iii) a panel for candida blood infections.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company as of June 30, 2015 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2014 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2015 and its results of operations and cash flows for the three and six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).

Diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include convertible preferred stock, stock options and warrants. The number of potential common shares outstanding is computed using the treasury stock method. As the Company has incurred losses for the three months ended June 30, 2014 and for the six months ended June 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the diluted net income (loss) per share calculations. The Company had net income for the three months ended June 30, 2015 and therefore potentially dilutive shares must be added into the diluted net income (loss) per share calculations.

The components of basic and diluted net income (loss) per share for the three months ended June 30, 2015 are as follows:

Three Months
Ended
June 30, 2015
Basic:
Numerator:
Net Income	$19,160,684
Denominator:
Weighted Average Common Shares	6,383,605

Net Income Per Common Share - Basic	$3.00

Diluted:
Numerator:
Net Income	$19,160,684
Denominator:
Weighted Average Common Shares	6,383,605
Series E Convertible Preferred Stock	10,714,000
Warrants	9,542,242
Employee Stock Options	219,320
Denominator for Diluted Calculation	26,859,167

Net Income Per Common Share - Diluted	$0.71

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB issued a proposed ASU to defer the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 on its consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03 Interest – Imputation of Interest, Simplifying the Presentation of Debt Issuance Cost. This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although the Company has positive working capital of $12.2 million and a cash balance of $15.3 million as of June 30, 2015, the Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the six months ended June 30, 2015 of $52.0 million and a net loss for the year ended December 31, 2014 of $21.7 million, and has an accumulated deficit of $116.0 million as of June 30, 2015. Whether and when the Company can attain profitability and positive cash flows from operations is uncertain.

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

NOTE 4 NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements which consist of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Note payable, 15.2% interest, monthly payments of $1,328, due February 6, 2016, secured by equipment.	$10,043	$16,938
Note payable, 10.0% interest, monthly payments of $3,161, due January 1, 2016, secured by equipment.	21,361	38,749
Total notes payable	31,404	55,687
Less: current portion of notes payable	(31,404)	(49,994)
Long term portion of notes payable	$-	$5,693

NOTE 5 NOTES PAYABLE – RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The original maturity date for the note was July 18, 2015, which was extended by the Company to July 18, 2016 by giving notice and paying an extension fee of $10,000. The note pays interest at an annual rate of 20% and shall be paid monthly. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note.  As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which are separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase a share of common stock at $4.92 and 20,000 Class B warrants to purchase a share of common stock at $0.20) at a value of $100,000 or $0.025 per unit. On the date of the IPO, the 4,000,000 shares of Series D Preferred Stock converted into 20,000 shares of Common Stock at a conversion ratio of 200 to 1. The Series D preferred stock units were accounted as a debt discount to be amortized over the life of the note.  As of June 30, 2015 the unamortized debt discount was $8,333.

In February 2015, the Company entered into another loan agreement for $250,000 with Spring Forth Investments, LLC. The loan had an interest rate of twelve percent (12%) per year and matured the earlier of (i) 90 days from the date of the loan agreement, or (ii) five days after the closing of a registered public offering of securities of the Company. In April 2015, the Company paid off the note along with the accrued interest in the amount of $4,192 and a termination fee of $12,500.

NOTE 6 PREFERRED STOCK

In February 2015 the Company initiated a Units Offering (the “February 2015 Units Offering”) whereby the Company sold 2,724,000 units at a price of $8.80 per unit for net proceeds of $21.7 million after deducting underwriting commissions and offering costs.  Each unit consists of one share of our Series E Convertible Preferred Stock and eight Series C Warrants (the “Units”).

The shares of Series E Convertible Preferred Stock and the Series C Warrants will automatically separate on August 25, 2015. However, the shares of Series E Convertible Preferred Stock and the Series C Warrants will separate prior to August 25, 2015 if at any time after 30 days from February 25, 2015 the closing price of our common stock is greater than $4.00 per share for 20 consecutive trading days (the “Separation Trigger Date”). We refer to this separation herein as Early Separation. In the event of Early Separation, the shares of Series E Convertible Preferred Stock and the Series C Warrants will become separable 15 days after the Separation Trigger Date. In June 2015, the above terms of the Series E Convertible Preferred Stock and Series C Warrants were each modified to allow for an optional early separation and conversion upon the cash exercise of all eight of the Series C Warrants within the unit.

In June 2015, 48,000 of the units were separated early pursuant to the exercise of 384,000 Series C Warrants for cash in the amount of $979,200 or $2.55 per share.  As of June 30, 2015, 2,676,000 of the units remain outstanding.

Each share of Series E Convertible Preferred Stock is convertible at the option of the holder into four common shares upon (i) the earlier of August 25, 2015 or 15 days after the Separation Trigger Date in the event of Early Separation or (ii) at any time upon the cash exercise of all eight Series C Warrants contained in the unit with the Shares of Series E Convertible Preferred Stock. In June 2015, the Company’s Certificate of Designation of Series E Convertible Preferred Stock was amended to provide for early conversion of the Series E Convertible Preferred Stock upon the cash exercise of all eight Series C Warrants contained in the unit with the shares of Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock has no voting rights, except that the holders of shares of at least a majority of the Series E Convertible Preferred Stock will be able to effect or validate any amendment, alteration or repeal of any of the provisions of the Certificate of Designation that materially and adversely affects the powers, preferences or special rights of the Series E Convertible Preferred Stock, whether by merger or consolidation or otherwise; provided, however, that in the event of an amendment to terms of the Series E Convertible Preferred Stock, including by merger or consolidation, so long as the Series E Convertible Preferred Stock remains outstanding with the terms thereof materially unchanged, or the Series E Convertible Preferred Stock is converted into, preference securities of the surviving entity, or its ultimate parent, with such powers, preferences or special rights, taken as a whole, not materially less favorable to the holders of the Series E Convertible Preferred Stock than the powers, preferences or special rights of the Series E Convertible Preferred Stock, taken as a whole, the occurrence of such event will not be deemed to materially and adversely affect such powers, preferences or special rights of the Series E Convertible Preferred Stock, and in such case such holders shall not have any voting rights with respect to the occurrence of such events. An amendment to the terms of the Series E Convertible Preferred Stock only requires the vote of the holders of Series E Convertible Preferred Stock.

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

As of June 30, 2015, 45,500 shares of Series E Convertible Preferred Stock were converted into 182,000 shares of common stock at a conversion ratio of 1 to 4.

NOTE 7 COMMON STOCK

In June 2015 the Company increased the number of shares of authorized common stock from 50,000,000 shares to 200,000,000 shares at a par value of $0.001 per share.  As of June 30, 2015, there were 7,269,038 shares of common stock issued and outstanding.

During the six months ended June 30, 2015, the Company issued 1,063,432 shares of common stock pursuant to the exercise of 1,063,432 Series A Warrants at an exercise price of $2.20 per share for total net proceeds of $2,162,700.  In conjunction with the exercise of the Series A Warrants, 1,063,432 Series B Warrants to purchase shares of common stock were also issued.

During the six months ended June 30, 2015, the Company issued 384,000 shares of common stock pursuant to the exercise of 384,000 Series C Warrants at an exercise price of $2.55 for total net proceeds of $979,200.

During the six months ended June 30, 2015, the Company issued 182,000 shares of common stock pursuant to the conversion of 45,500 Series E Convertible preferred stock at a conversion ratio of 1 to 4 (see NOTE 6 PREFERRED STOCK).

During the six months ended June 30, 2015, the Company issued 553,148 shares of common stock pursuant to the cashless exercise of 508,641 Class A Warrants with an exercise price of $2.20 and 334,889 Class B Warrants with an exercise price of $0.20.

NOTE 8 WARRANTS

As of June 30, 2015, the Company had 26,012,410 warrants outstanding to purchase shares of common stock.

The following table outlines the warrants outstanding and exercisable as of June 30, 2015:

	Exercise
Warrants	Price	Outstanding	Exercisable	Expiration
Class A	$2.20	1,532,598	1,532,598	April 2021 - July 2021
Class B	$0.20	1,310,956	1,310,956	April 2012 - July 2021
Series A	$2.20	259,068	259,068	October 2015
Series B	$8.75	1,063,432	1,063,432	March 2021 - June 2021
Series C	$2.55	21,408,000	21,408,000	February 2020
Common	$2.00 - $32.00	438,356	438,356	April 2016 - July 2021
Total Warrants		26,012,410	26,012,410

Class A Warrants

During the six months ended June 30, 2015, 508,641 Class A Warrants were exercised pursuant to the cashless exercise provision of the warrant resulting in the issuance of 236,124 shares of common stock.

Class B Warrants

During the six months ended June 30, 2015, 334,889 Class B Warrants were exercised pursuant to the cashless exercise provision of the warrant resulting in the issuance of 317,024 shares of common stock.

Series A Warrants

During the six months ended June 30, 2015, 1,063,432 Series A Warrants were exercised for cash at an exercise price of $2.20 per share for total net proceeds of $2,162,700, resulting in the issuance of 1,063,432 shares of common stock.

Series B Warrants

During the six months ended June 30, 2015, the Company issued 1,063,432 Series B Warrants pursuant to the exercise of 1,063,432 Series A Warrants. The Series B Warrants have an exercise price of $8.75 and expire six years from the date of issue.

The Company sold Units in connection with the Company’s IPO in October 2014, with one Unit consisting of one share of common stock and one Series A Warrant to purchase: (i) one share of common stock and (ii) one Series B Warrant to purchase one share of common stock.  The Series B Warrants are only issued upon the exercise of the Series A Warrants, are exercisable immediately at an exercise price of 125% of the public offering price or $8.75 and expire 6 years from the date of issue. The exercise price and the number of shares for which each Series B Warrant may be exercised is subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock.  In addition, subject to certain exceptions, the exercise price of the Series B Warrants is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the then current exercise price.

Series C Warrants

In connection with the February 2015 Units Offering (see NOTE 6 PREFERRED STOCK), the Company issued Series C Warrants to purchase 21,792,000 shares of common stock as part of the Units sold in the follow-on offering (see NOTE 6 PREFERRED STOCK). The Series C Warrants have an exercise price of $2.55 and will expire on February 25, 2020. The Series C Warrants will not be exercisable until they separate from the Units (i) upon the earlier of August 25, 2015, or 15 days after the Separation Trigger Date in the event of Early Separation or (ii) at any time upon the delivery of the exercise price in cash. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price.

The Series C Warrants have a cashless exercise provision where in lieu of payment of the exercise price in cash (other than a cash exercise under clause (ii) above), the holder may receive, at the Company’s discretion, either a cash payment of a predetermined Black Scholes Value of the number of shares the holder elects to exercise, or a number of shares of the Company’s common stock determined according to a cashless exercise formula using the predetermined Black Scholes Value.

In June 2015, 384,000 Series C Warrants were exercised for cash in the amount of $979,200 at an exercise price of $2.55 per share resulting in the issuance of 384,000 shares of common stock.

The following table summarizes the common stock warrant and purchase option activity during the six months ended June 30, 2015:

			Weighted
			Average
		Weighted	Remainder
	Common	Average	Contractual
	Stock	Exercise	Term in
	Warrants	Price	Years
As of June 30, 2015:
Warrants Outstanding as of January 1, 2015	5,447,940	$4.17	4.9
Granted	22,855,342	$2.84	4.7
Exercised	(2,290,872)	$1.97	—
Expired	—	—	—
Warrants outstanding as of June 30, 2015	26,012,410	$2.72	4.8

Underwriters’ Unit Purchase Option

In connection with the February 2015 Units Offering, the Company issued to the representative of the underwriters’ a Unit Purchase Option (“option”) to purchase a number of our Units equal to an aggregate of 5% of the Units sold or 136,200 Units. The purchase option has an exercise price equal to 125% of the public offering price of the Units or $11.00, and the units may be exercised on a cashless basis and will expire 5 years from the date of issue.  Each Unit consists of one share of Series E Convertible Preferred Stock and eight Series C Warrants. As of June 30, 2015 there were no options exercised.

The option contains a cashless exercise provision as well as Series C Warrants that are accounted for as derivative liabilities. Accordingly, this option was recorded at fair value at inception and at each reporting date.  Since the option is considered part of the offering costs of the February 2015 Units Offering, the fair value at inception is recognized in equity and the change in fair value at each reporting date is recognized in earnings.

Common Warrant Derivative Liability

Our Class A Warrants, Class B Warrants, Series A Warrants, Series B Warrants and certain common warrants, have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the original exercise price of the respective warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. Such exercise price adjustment prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, these warrants are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. In March 2015, as a result of the February 2015 Unit Offering, the price adjustment provision was triggered for our Class A Warrants, Series A Warrants and certain common warrants. The exercise price was adjusted for these warrants from an original exercise price of $4.92, $7.00, and $5.00 respectively, to a new exercise price of $2.20.

Our Series C Warrants contain a cashless exercise provision using a predetermined Black Scholes Value. Such provision, if exercised by the holder, would require the Company to settle these warrants, at its option, either by cash payment or the granting of a variable number of common shares.  This provision results in the potential for the Company to either have to net cash settle the warrant or potentially issue an indeterminate number of common shares which prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock.  Accordingly, the warrants are accounted for as derivative liabilities and are recorded at fair value at inception and at each reporting date.  Since the derivative liability is required to be measured at fair value, the excess of the fair value over the net proceeds received at the transaction date is recognized as a loss in earnings. Had the cashless exercise provision been exercised by all holders of our Series C Warrants at June 30, 2015, the Company would have had to either pay $47.7 million in cash or issue 15,392,014 shares of common stock.  The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s stock decreases and decreases as the price of the Company’s stock increases.

The derivative liability for warrants and the option classified as derivative liabilities was revalued at June 30, 2015 and the change in the fair value of the warrant derivative liability was included as a component of Other income (expense) and the change in the fair value of the option was included in equity. The change in fair value of the warrant and option derivative liability has no effect on the Company’s cash flows. The Company estimates the fair value of the warrants and option at inception and at each reporting date using a Black-Scholes option valuation model utilizing the fair value of underlying common stock and has determined the fair value measurement to be a level 3 measurement (see NOTE 10 FAIR VALUE). Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. The estimates in the Black-Scholes option-pricing model are based, in part, on assumptions, including but not limited to stock price volatility, the contractual life of the warrants, the risk free rate and the fair value of the equity stock underlying the warrants and the option.

The following are the assumptions used in the Black-Scholes method for calculating the fair value of the warrants and option that are considered derivative liabilities at June 30, 2015:

Fair Market Value	$2.96 - $17.85
Exercise Price	$0.20 - $11.00
Risk Free Rate	0.01% - 1.85%
Dividend Yield	0.00%
Expected Volatility	135.35% - 144.46%
Contractual Term	0.28 - 6.09 years

The following summarizes the change in the value of the warrant and option liability during the six months ended June 30, 2015:

Balance at December 31, 2014	$9,998,636
Issuance of warrants and option	55,503,872
Exercise of warrants	(6,359,696)
Change in fair value of warrant and option liability	9,966,124
Balance at June 30, 2015	$69,108,936

NOTE 9 EMPLOYEE STOCK OPTIONS

The Company has three stock based employee compensation plans pursuant to which stock option grants have been made. Under the Great Basin Scientific, Inc. 2014 Omnibus Plan, the 2014 Stock Option Plan and the 2006 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 703,034 employee stock options outstanding as of June 30, 2015. All options vest in installments over a three to four year period and expire ten years from the date of grant.

In May 2015 at our annual stockholders meeting, an amendment to the 2014 Omnibus Plan was approved to increase the number of shares of common stock that may be issued under all awards under the plan from 500,000 shares to 2,940,000 shares.  An evergreen provision was also added whereby the amount of shares available for grant under all awards under the plan would adjust automatically on the first day of each fiscal quarter to an amount equal to the greater of (i) fifteen percent (15%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal quarter, or (ii) 2,940,000 shares of common stock, provided that this amount shall not exceed 30,000,000 shares of common stock (fifteen percent (15%) of the total amount of 200,000,000 shares of common stock authorized for issuance under our Seventh Amended and Restated Certificate of Incorporation, as amended). As of June 30, 2015, 136,784 employee stock options have been granted pursuant to the 2014 Omnibus Plan.

The following table summarizes the Company’s total option activity for the six months ended June 30, 2015:

Weighted
Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in
	Options	Price	Years
As of June 30, 2015:
Options outstanding as of January 1, 2015	703,034	$2.98	8.8
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding as of June 30, 2015	703,034	$2.98	8.3

Outstanding and exercisable stock options as of June 30, 2015 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
	Options	Life	Exercise	Options	Exercise
	Outstanding	(Years)	Price	Exercisable	Price
June 30, 2015	703,034	8.3	$2.98	256,533	$3.02

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $37,440 in equity-based compensation expenses during the six months ended June 30, 2015. There were $214,877 of total unrecognized compensation cost with a remaining vesting period of 2.94 years and $457,880 in intrinsic value of outstanding and vested stock options as of June 30, 2015.

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

NOTE 12 SUBSEQUENT EVENTS

In July 2015, the Company issued 10,000 shares of common stock as the result of the conversion of 2,500 shares of Series E Preferred Stock at a conversion ratio of 1 to 4.

In July 2015, the Company issued 10,650 shares of common stock pursuant to the exercise of 10,650 Series A Warrants at an exercise price of $2.20 per share for total net proceeds of $23,430.  In conjunction with the exercise of the Series A Warrants, 10,650 Series B Warrants to purchase shares of common stock were also issued.

In August 2015, the Company issued 92,500 employee stock options pursuant to the 2014 Omnibus Stock Option Plan.  The options were issued to various employees with an exercise price of $2.56, which vest over a period of four years and expire in August 2025.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our annual report on Form 10-K, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all of our revenue will be derived from sales of our C. diff and Group B Strep diagnostic tests;
•	our ability to expand our sales and marketing capabilities to increase demand for C. diff, Group B Strep and any other diagnostic tests we may develop and gain approval for;
•	our ability to develop additional revenue opportunities, including new diagnostic tests;
•	the timing of regulatory submissions;
•	our ability to maintain regulatory approval of our current diagnostic test and to obtain and maintain regulatory approval for any other diagnostic test we may develop;
•	approvals for clinical trials may be delayed or withheld by regulatory agencies;
•	pre-clinical and clinical studies may not be successful or confirm earlier results or may not meet expectations, regulatory requirements or performance thresholds for commercial success;
•	risks relating to the timing and costs of clinical trials and other expenses;
•	management and employee operations and execution risks;
•	loss of key personnel;
•	competition in the markets we serve;
•	our ability to manufacture our C. diff and Group B Strep diagnostic tests at sufficient volumes to meet customer needs;
•	our ability to reduce the cost to manufacture our commercial diagnostic tests;
•	risks related to market acceptance of diagnostic tests;
•	intellectual property risks;
•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing and timing of product launches;
•	our ability to fund our working capital requirements;
•	risks associated with the uncertainty of future financial results;

•	risks associated with raising additional capital when needed and at reasonable terms; and
•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

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

In November 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastro-intestinal distress in hospital patients. We currently sell our diagnostic test cartridge in the United States through a direct sales force and we use distributors in the European Union and New Zealand. As of June 30, 2015, we had 137 customers worldwide (115 in the United States and 22 in the rest of the world), who use an aggregate of 290 analyzers. Our easy to use platform allows small to medium sized hospitals that we believe could not previously afford more expensive or complex molecular diagnostic systems to modernize their laboratory testing and provide better patient care at an affordable cost.

In addition to our C. diff assay, we have developed a Group B Strep assay for which we received FDA clearance in April 2015 and  launched commercially in June 2015. We began a clinical trial for a Staph ID/R assay for blood infections caused by Staphylococcus bacteria in the fourth quarter of 2014. We also began a clinical trial for our Shiga toxin producing E. coli assay in the first quarter of 2015. Additionally, we have three other assays in product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, and (iii) a panel for candida blood infections.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2014 and the six months ended June 30, 2015 were approximately $21.7 million and $52.0 million, respectively. As of June 30, 2015, we had an accumulated deficit of $116.0 million.

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

•

Expand our Menu of Molecular Diagnostic Assays.    We intend to expand our assay menu to include the six additional assays currently approved by the FDA or in development which include a broad menu of molecular diagnostic assays for our platform that will satisfy growing medical needs and present attractive commercial opportunities. For example, we received FDA clearance for our Group B Strep test in April 2015 and started our clinical trials for our Staph ID/R panel during the fourth quarter of 2014, and our Shiga toxin producing E. coli assay during the first quarter of 2015. We also have a pipeline of assays in late stage product development, including pre-surgical screening, food-borne pathogens and candida.

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

Results of Operations

The following presents an overview of our results of operations for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenue

Revenue increased by $123,060, or 30.6% to $525,506 for the three months ended June 30, 2015 as compared to $402,446 for the three months ended June 30, 2014.  This increase was attributable to the number of customers in the U.S. increasing to 115 for the three months ended June 30, 2015 from 74 for the three months ended June 30, 2014.

Cost of Sales

Cost of sales increased $328,086, or 33.8%, in the three months ended June 30, 2015 to $1,299,948 as compared to $971,862 for the three months ended June 30, 2014. The increase is due mainly to a $267,378 increase in costs associated with manufacturing additional C. diff assays to meet the increased demand for our product and $60,708 in depreciation on additional analyzers needed to support the increase in customers. The negative gross margin increased from 141.49% in the three months ended June 30, 2014 to 147.37% in the three months ended June 30, 2015 primarily due to the underutilization of our manufacturing capacity for the three months ended June 30, 2015.

Research and Development

Research and development expenses increased by $876,261, or 85.4%, for the three months ended June 30, 2015 to $1,902,296 as compared to $1,026,035 for the three months ended June 30, 2014.  This increase is the result of an expansion of our R&D efforts, including the clinical and regulatory costs associated with the Group B Strep, Staph ID/R and E. coli tests and assays. The increase was made up of an increase of $265,298 in salaries and wages, $472,672 in research and development materials, clinical trials and the usage of finished cartridges for testing and a $138,291 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $386,658, or 72.5%, for the three months ended June 30, 2015 to $919,699 as compared to $533,041 for the three months ended June 30, 2014. The increase was due to an increase of $286,581 in salaries and wages primarily due to sales commissions, and an increase of $49,823 in travel costs, an increase of $39,554 in marketing expenses and $10,700 increase in all other selling and marketing expenses.

General and Administrative

General and administrative expenses increased $476,265, or 59.5%, for the three months ended June 30, 2015 to $1,276,555 as compared to $800,290 for the three months ended June 30, 2014.  This increase is the result of increased business activities due to being a public company and increased activities to support our accelerated R&D and Sales efforts after our follow-on offering. The increase was primarily due to a $231,367 increase in salaries and wages and board of director fees, a $105,334 increase in property and use taxes, and a $103,832 increase in insurance premiums related to additional insurance necessary for a public company and a $35,732 net increase in all other general and administrative expenses.

Interest Income

Interest income increased $8,516 for the three months ended June 30, 2015 to $9,035 as compared to $519 for the three months ended June 30, 2014.   The increase is due to increase in cash on hand and our cash management policies.

Interest Expense

Interest expense did not change significantly for the three months ended June 30, 2015 at $309,785 as compared to $312,176 for the three months ended June 30, 2014.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability resulted in non-cash other income in the amount of $24,335,676 for the three months ended June 30, 2015.  This is the result of the decrease in the fair value of our Series A, Series B, Series C, Class A, Class B and certain other common warrants as a result of the decrease in the value of our common stock during the period as well as the exercise of various warrants during the period. As of June 30, 2014, there were no warrants that required the recording of a derivative liability.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenue

Revenue increased by $232,655, or 31.0% to $984,236 for the six months ended June 30, 2015 as compared to $751,581 for the six months ended June 30, 2014.  This increase was attributable to the number of customers in the U.S. increasing to 115 for the six months ended June 30, 2015 from 74 for the six months ended June 30, 2014.

Cost of Sales

Cost of sales increased $447,722, or 24.6%, in the six months ended June 30, 2015 to $2,266,541 as compared to $1,818,819 for the six months ended June 30, 2014. The increase is due mainly to a $329,071 increase in costs associated with manufacturing additional C. diff assays to meet the increased demand for our product and an increase of $118,651 in depreciation on additional analyzers needed to support the increase in customers. The negative gross margin decreased from 141.99% in the six months ended June 30, 2014 to 130.28% in the six months ended June 30, 2015 primarily due to the decrease in the cost of our C. diff assays due to increased production that allowed for economies of scale and the allocation of fixed costs over a great number of units.

Research and Development

Research and development expenses increased by $1,565,582, or 85.1%, for the six months ended June 30, 2015 to $3,405,854 as compared to $1,840,272 for the six months ended June 30, 2014.  This increase is the result of an expansion of our R&D efforts, including the clinical and regulatory costs associated with the Group B Strep, Staph ID/R and E. coli tests and assays. The increase was made up of an increase of $600,972 in salaries and wages, $758,938 in research and development materials, clinical trials and the usage of finished cartridges for testing and a $205,672 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $558,534, or 47.8%, for the six months ended June 30, 2015 to $1,725,817 as compared to $1,167,283 for the six months ended June 30, 2014. The increase was due to an increase of $490,491 in salaries and wages primarily due to sales commissions, an increase of $77,433 in travel costs and an increase of $45,185 in marketing expenses partially offset by a $54,575 net decrease in all other selling and administrative expenses.

General and Administrative

General and administrative expenses increased $930,922, or 66.2%, for the six months ended June 30, 2015 to $2,337,207 as compared to $1,406,285 for the six months ended June 30, 2014.  This increase is the result of increased business activities due to being a public company and the preparation for our follow-on offering. The increase was primarily due to a $437,737 increase in salaries and wages and board of director fees, a $213,034 increase in insurance premiums related to additional insurance necessary for a public company, a $156,415 increase in professional fees, a $116,896 increase in property and use taxes and a $6,840 net increase in all other general and administrative expenses.

(Gain) loss on Sale of Assets

There was no gain or loss on the sale of assets for the six months ended June 30, 2015 as we did not have any sales of assets. The gain on sale of assets for the six months ended June 30, 2014 was $8,166 due to the sale of some equipment we no longer needed.

Interest Income

Interest income increased $11,894 for the six months ended June 30, 2015 to $13,332 as compared to $1,438 for the six months ended June 30, 2014.   The increase is due to increase in cash on hand and an increase in investible assets.

Interest Expense

Interest expense increased by $110,582, or 21.9%, for the six months ended June 30, 2015 to $615,367 as compared to $504,785 for the six months ended June 30, 2014.  This increase is due to the addition of our second analyzer sale-leaseback agreement in April 2014 with the associated increase in interest incurred on these capital lease payments and interest on our related party note payable.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability resulted in a net non-cash expense in the amount of $42,658,473 for the six months ended June 30, 2015.  This is the result of a $55,599,889 charge we were required to record for the derivative liability on the issuance date of our Series C warrants offered as part of the follow-on offering partially offset by an other income amount of $12,941,416 due to the decrease in the fair value of Series A, Series B, Series C, Class A, Class B and certain other common warrants as a result of the decrease in the value of our common stock during the period. As of June 30, 2014, there were no warrants that required the recording of a derivative liability.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our IPO, our follow-on public offering, cash exercises of warrants, sales of our preferred stock, convertible notes, and revenues from operations. As of December 31, 2014 and June 30, 2015, we had approximately $2.0 million and $15.3 million, respectively, in cash.  The cash on hand will be used to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature.

In March 2015, the Company completed a follow-on public offering, whereby the Company sold 2,724,000 units at a price of $8.80 per unit for net proceeds of $21.7 million after deducting underwriting commissions and offering costs.  Each unit consists of one share of our Series E Convertible Preferred Stock (convertible into four shares of common stock) and eight Series C Warrants.  In June 2015, 384,000 Series C Warrants were exercised for cash in the amount of $979,200 or $2.55 per share in connection with the early separation of 48,000 units.

During the six months ended June 30, 2015, 1,063,432 Series A Warrants were exercised for cash in the amount of $2,339,550 or $2.20 per share.

Summary Statement of Cash Flows for the Six Months Ended June 30, 2015 and 2014

The following table summarizes our cash flows for the periods indicated:

	June 30
	2015	2014
Cash used in operating activities	$(8,883,990)	$(4,820,842)
Cash provided by (used in) investing activities	(2,445,883)	1,019,567
Cash provided by financing activities	24,586,585	3,002,600
Net decrease in cash	$13,256,712	$(798,675)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $8,883,990. The net loss of $52,012,941 was offset by other non-cash items of $42,658,473 for the increase in fair value of derivative liability, $704,604 for the increase in depreciation and amortization and $87,440 net increase in all other non-cash items. The change in operating assets and liabilities added to the net loss by another $321,566 due to a $397,364 increase in inventory, a $172,762 decrease in accounts payable and a net increase of $73,540 in all other operating assets and liabilities offset by an increase of $322,100 in accrued liabilities relating mainly to payroll and interest.

Cash used in operating activities for the six months ended June 30, 2014 was $4,820,842. The net loss of $5,982,378 was offset by the non-cash items of a $554,874 increase for depreciation and amortization and a $10,572 net increase in all other non-cash items. The change in operating assets and liabilities offset the net loss by another $596,090 due to a $472,652 increase in accounts payable related to the growth in our operations and the timing of payments and a $335,994 increase in accrued liabilities relating mainly to payroll, interest and royalties, which were offset by a $181,085 increase in prepaid and other assets and a $4,471 increase in accounts receivable and inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $2,445,883 for the six months ended June 30, 2015 and was related to the acquisition of capital equipment in the amount of $473,048 and the costs associated with the construction of equipment in the amount of $1,972,835.

Cash provided by investing activities was $1,019,567 for the six months ended June 30, 2014 and was related to the proceeds from the sale leaseback of our analyzers in the amount of $1,500,000 and the proceeds from the sale of assets of $35,000 offset by the cost of the construction of equipment of $465,239 and capital expenditures totaling $50,194.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 of $24,586,585 was from the net proceeds in the amount of $21,872,793 from the sale of units in our follow-on offering, proceeds of $250,000 from related party notes payable and $88,000 in proceeds from the exercise of warrants partially offset by $170,059 in payments made on capital leases and notes payable.

Cash provided by financing activities for the three months ended June 30, 2014 of $1,027,908 was from the proceeds of $790,000 from related party notes and convertible notes payable and other notes payable offset by $128,342 in payments made on capital leases and notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although the Company has positive working capital of $12.2 million and a cash balance of $15.3 million as of June 30, 2015, the Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the six months ended June 30, 2015 of $52.0 million and a net loss for the year ended December 31, 2014 of $21.7 million, and has an accumulated deficit of $116.0 million as of June 30, 2015. During the six months ended June 30, 2015, cash used for operations was $8.9 million. Whether and when the Company can attain profitability and positive cash flows from operations is uncertain.

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

Our long-lived assets include our analyzers used by hospitals in the United States to run the assays they buy from us. There are no contractual terms with respect to the usage of our analyzers by our customers. Hospitals are under no contractual commitment to use our analyzers. We maintain ownership of these analyzers and, when requested, we can remove the analyzers from the customer’s site. We do not currently charge for the use of our analyzers and there are no minimum purchase commitments of our assays. As our analyzer is used numerous times over several years, often by many different customers, analyzers are capitalized as property and equipment once they have been placed in service. Once placed in service, analyzers are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. The estimated useful life of our analyzers is determined based on a variety of factors including in reference to associated product life cycles, and average 5 years. As analyzers are integral to the performance of our diagnostic test, depreciation of analyzers is recognized as a cost of sales. For those analyzers that are used in research and development, depreciation is recognized as a research and development cost. Analyzer depreciation expense was $503,069 and $354,468 for the six months ended June 30, 2015and 2014, respectively.

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. For the six months ended June 30, 2015 there were no analyzers sold to international distributors. For the year ended December 31, 2014 these opportunities represented 4% of the total analyzers built during this period. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation relating to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We may be able to remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer to our Annual Report on Form 10-K for additional information concerning these uncertainties that could negatively impact the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Use of Proceeds from Initial Public Offering

On October 8, 2014, the SEC declared effective our IPO registration statement on Form S-1 (File No. 333-197954) related to 1,150,000 shares of common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a public offering price of $7.00 per unit; however, as a result of the offering of units by the Company on February 25, 2015, the Series A Warrants are now exercisable at an exercise price of $2.20 per share. Each Series A Warrant is exercisable for one share of common stock and one Series B Warrant. In addition, the managing underwriter, Dawson James Securities, Inc. exercised its option to purchase 172,500 Series A Warrants. The IPO commenced on October 8, 2014 and has not yet terminated. As of August 12, 2015, 1,074,082 Series A Warrants have been exercised, none of which were exercised on a cashless basis. No Series B Warrants have been exercised.

The aggregate sale price for securities sold at the initial closing of the IPO is $8,050,000. The aggregate net proceeds received by the Company from the IPO was approximately $6.4 million after deducting total expenses of approximately $1,650,000, including approximately $644,000 in underwriting discounts and commissions and approximately $1,006,000 in other expenses payable by the

Company. Since the initial closing of the IPO the Company has received $2.4 million in additional net proceeds from the exercise of Series A Warrants, for total net proceeds from the offering in the amount of $8.8 million.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of August 12, 2015, all of the $8.8 million of total net proceeds from our IPO has been used. We had broad discretion in the use of the net proceeds from our IPO. For the $4.1 million of net proceeds from our IPO for which we provided anticipated uses in our IPO prospectus, the use of these net proceeds actually occurred as follows: (i) approximately $1.2 million in research and development expenses, (ii) approximately $0.9 million in sales and marketing expenses, (iii) approximately $1.2 million to manufacture analyzers for customers, and (iv) approximately $0.5 million to begin to automate our manufacturing facility and increase manufacturing capacity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit No.	Description
3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. (2)
3.2	Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. (6)
3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)
3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)
3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (7)
4.1	Specimen certificate evidencing shares of common stock. (2)
4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)
4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)
10.1	Master Lease Agreement by and between Onset Financial, Inc. and Great Basin, dated as of October 16, 2013 (“Onset Lease Agreement”). (1)
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

10.4	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (Series D Compensation). (1)
10.5	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (IPO Compensation). (1)
10.6	Great Basin 2006 Stock Option Plan and forms used in connection therewith. (1)
10.7	Great Basin 2014 Stock Option Plan and forms used in connection therewith. (1)
10.8	Great Basin Scientific, Inc. 2014 Omnibus Incentive Plan, as amended. (6)
10.9	Form of Stock Option Agreement. (2)

Exhibit No.	Description
10.10	Letter of Appointment Regarding Appointment of David Spafford as Executive Chairman. (3)
10.11	Amended and Restated Series D Preferred Stock and Warrant Purchase Agreement dated July 30, 2014 (the “Series D Purchase Agreement”). (1)
10.12	Form of Class A Warrant to Purchase Common Stock issued to investors pursuant to the Series D Purchase Agreement. (1)
10.13	Form of Class B Warrant to Purchase Common Stock issued to investors pursuant to Series D Purchase Agreement. (1)
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

10.16	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)
10.17	Reimbursement Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)
10.18	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)
10.19	Security Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)
10.20	Security Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)
10.21	Security Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)
10.22	Employment Agreement with Ryan Ashton. (2)
10.23	Employment Agreement with Jeffrey A. Rona. (2)
10.24	Employment Agreement with Robert Jenison. (2)
10.25	Lease Agreement between JTM, Inc. and Great Basin, dated April 26, 2010, as amended by that certain amendment dated July 1, 2012 (South Side Lease). (1)
10.26	Lease Agreement between JTM, Inc. and Great Basin, dated September 6, 2012 (North Side Lease). (1)
10.27	Loan and Issuance Agreement by and between Great Basin and Spring Forth Investments, LLC, dated July 18, 2014. (1)
10.28	Promissory Note dated July 18, 2014 in favor of Spring Forth Investments, LLC. (1)
10.29	Form of Warrant to Purchase Common Stock. (4)
10.30	Form of Warrant to Purchase Common Stock or Preferred Stock. (4)
10.31	Form of Series A Warrant. (3)
10.32	Form of Series B Warrant. (3)
10.33	Form of Warrant to Purchase Common Stock. (4)
10.34	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (7)
10.35	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)
10.36	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)
10.37	Loan Agreement between Great Basin and Spring Forth Investments, LLC, dated February 12, 2015. (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 2, 2015, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: August 12, 2015	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: August 12, 2015	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)