Form 10-Q
period 2015-09-30
Great Basin Scientific, Inc.
filed 2015-11-16
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The issuer had 190,679,941 shares of common stock outstanding as of November 16, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash	$7,303,711	$2,017,823
Accounts receivable, net	345,444	267,485
Inventory	1,033,966	457,094
Prepaid and other current assets	574,048	376,778
Total current assets	9,257,169	3,119,180
Intangible assets, net	143,072	216,580
Property and equipment, net	7,486,384	4,237,467
Total assets	$16,886,625	$7,573,227
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,107,777	$1,369,169
Accrued expenses	1,164,634	612,359
Current portion of notes payable	18,732	49,994
Notes payable - related party, net of discount	500,000	441,667
Current portion of capital lease obligations	1,229,566	947,422
Total current liabilities	5,020,709	3,420,611
Notes payable, net of current portion	—	5,693
Capital lease obligations, net of current portion	1,207,063	2,156,837
Derivative liability	29,938,937	9,998,636
Total liabilities	36,166,709	15,581,777
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
104,386 and 0 shares issued and outstanding, respectively	104	—
Common stock, $.001 par value: 200,000,000 shares authorized;
190,679,941 and 5,086,458 shares issued and outstanding, respectively	190,680	5,086
Additional paid-in capital	83,490,410	55,991,060
Accumulated deficit	(102,961,278)	(64,004,696)
Total stockholders' deficit	(19,280,084)	(8,008,550)
Total liabilities and stockholders' deficit	$16,886,625	$7,573,227

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$545,934	$409,390	$1,530,170	$1,160,971
Cost of sales	1,102,727	942,334	3,369,268	2,761,153
Gross loss	(556,793)	(532,944)	(1,839,098)	(1,600,182)
Operating expenses:
Research and development	2,878,316	1,424,877	6,284,170	3,265,149
Selling and marketing	1,481,140	479,499	3,206,957	1,646,782
General and administrative	1,795,766	597,795	4,132,973	2,004,080
(Gain) loss on sale of assets	—	—	—	(8,166)
Total operating expenses	6,155,222	2,502,171	13,624,100	6,907,845
Loss from operations	(6,712,015)	(3,035,115)	(15,463,198)	(8,508,027)
Other income (expense):
Interest expense	(253,220)	(314,450)	(868,587)	(819,235)
Interest income	4,746	619	18,078	2,057
Change in fair value of derivative liability	20,016,848	(13,900,400)	(22,641,625)	(13,900,400)
Total other income (expense)	19,768,374	(14,214,231)	(23,492,134)	(14,717,578)
Income (loss) before provision for income taxes	13,056,359	(17,249,346)	(38,955,332)	(23,225,605)
Provision for income taxes	—	822	(1,250)	(5,297)
Net income (loss)	13,056,359	(17,248,524)	(38,956,582)	(23,230,902)

Net income (loss) per common share - basic	$0.35	$(117.59)	$(2.37)	$(184.35)
Net income (loss) per common share - diluted	$0.26	$(117.59)	$(2.37)	$(184.35)
Weighted average common shares - basic	37,542,838	146,678	16,456,668	126,014
Weighted average common shares - diluted	45,135,892	146,678	16,456,668	126,014

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(38,956,582)	$(23,230,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,130,826	855,484
Change in fair value of derivative liability	22,641,625	13,900,400
Gain on sale of assets	—	(8,166)
Interest converted to preferred stock	—	13,129
Employee stock compensation	66,391	242,696
Warrant issuance and modifications	54,489	25,063
Debt discount amortization	58,333	16,667
Asset disposal	—	11,124
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(77,959)	(49,011)
Increase in inventory	(576,872)	(61,713)
Increase in prepaid and other assets	(197,270)	(269,459)
Increase in accounts payable	457,250	360,882
Increase in accrued liabilities	552,275	42,598
Net cash used in operating activities	(14,847,494)	(8,151,208)
Cash flows from investing activities:
Acquisition of property and equipment	(842,225)	(222,584)
Construction of equipment	(3,223,827)	(479,196)
Proceeds from sale of assets	—	35,000
Proceeds from sale leaseback	—	1,500,000
Net cash provided by (used in) investing activities	(4,066,052)	833,220
Cash flows from financing activities:
Proceeds from exercise of warrants	3,166,394	—
Proceeds from issuance of convertible notes payable	—	100,000
Proceeds from issuance of convertible notes payable - related party	—	300,000
Proceeds from issuance of preferred stock	—	6,569,886
Proceeds from follow-on offering	21,737,625	—
Proceeds from issuance of notes payable - related party	250,000	890,000
Principal payments of capital leases	(667,630)	(653,837)
Principal payments of notes payable	(36,955)	(390,000)
Principal payments of notes payable -related party	(250,000)	(33,013)
Net cash provided by financing activities	24,199,434	6,783,036
Net increase (decrease) in cash	5,285,888	(534,952)
Cash, beginning of the period	2,017,823	1,211,423
Cash, end of the period	$7,303,711	$676,471
Supplemental disclosures of cash flow information:
Interest paid	$818,378	$775,666
Income taxes paid	$1,250	$6,447
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$10,478	$1,480,000
Issuance of preferred stock as debt discount	$—	$100,000
Conversion of note payable to preferred stock	$—	$400,000
Assets acquired through capital leases	$—	$807,272
Initial public offering and follow-on offering costs incurred but unpaid	$41,175	$531,280
Property and equipment included in accounts payable	$240,183	$70,784
Cashless exercise of warrants	$173,657	$—
Change in derivative liability from exercised and issued warrants	$24,400,224	$—

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

The Company is a molecular diagnostic testing company focused on improving patient care through the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company’s focus is mainly on small to medium sized hospital laboratories, those under 400 beds, that are shifting from traditional testing methods to molecular methods of diagnosis. The Company’s platform includes an analyzer, which is provided for customers’ use without charge in the United States, and a diagnostic test cartridge, which is sold to customers. This platform combines both affordability and ease-of-use when compared to other commercially available molecular testing methods, which allows small to medium sized hospitals that traditionally could not afford more expensive molecular diagnostic systems to modernize their laboratory testing and provide better patient care. The Company currently has two commercially available tests, a diagnostic test for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April of 2012 and a Group B Strep assay for which the Company received FDA clearance in April 2015 and launched commercially in June 2015. The Company also filed two 510(K) applications to the FDA in the third quarter of 2015, one for Staph ID/R and one for Shiga toxin producing E. coli. Additionally, the Company has six other assays in various stages of development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, (iii) a panel for candida blood infections, (iv) a test for pertussis, (v) a test for CT/NG and (vi) as test for HSV 1&2.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company as of September 30, 2015 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2014 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2015 and its results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).

Diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include convertible preferred stock, stock options and warrants. The number of potential common shares outstanding is computed using the treasury stock method. As the Company has incurred losses for the three months ended September 30, 2014 and for the nine months ended September 30, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the diluted net income (loss) per share calculations. The Company had net income for the three months ended September 30, 2015 and therefore potentially dilutive shares must be added into the diluted net income (loss) per share calculations.

The components of basic and diluted net income (loss) per share for the three months ended September 30, 2015 are as follows:

Three Months
Ended
September 30, 2015
Basic:
Numerator:
Net income	$13,056,359
Denominator:
Weighted average common shares	37,542,838

Net income per common share - basic	$0.35

Diluted:
Numerator:
Net income	$13,056,359
Deduct fair value adjustment gain	(1,186,850)
Adjusted net income	$11,869,509

Denominator:
Weighted average common shares	37,542,838
Series E convertible preferred stock	7,417,940
Unit purchase option	174,948
Employee stock options	166
Denominator for diluted calculation	45,135,892

Net income per common share - diluted	$0.26

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB deferred the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 on its financial statements.

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

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although the Company has positive working capital of $4.2 million and a cash balance of $7.3 million as of September 30, 2015, the Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the nine months ended September 30, 2015 of $39.0 million and a net loss for the year ended December 31, 2014 of $21.7 million, and has an accumulated deficit of $103.0 million as of September 30, 2015. Whether and when the Company can attain profitability and positive cash flows from operations is uncertain.

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

NOTE 4 LEASE COMMITMENTS

On August 25, 2015, the Company entered into a new office lease to lease approximately 13,399 square feet of office space located at 420 E. South Temple, Suite 520, Salt Lake City, UT 84111 for use as the Company’s new executive offices and labs. The lease commences twenty-one days after the date upon which the Company’s work in the premises has been substantially completed (the “Commencement Date”).  As of September 30, 2015, the Commencement Date has not occurred. The lease terminates sixty-five months after the Commencement Date.  Base rent payments due under the lease are expected to be approximately $1,231,526 in the aggregate over the term of the lease.  The Company is also responsible for certain other costs under the lease, such as certain operating expenses, taxes, assessments, insurance, and utilities.

The Company also entered into a first amendment to the lease on August 26, 2015, pursuant to which the Company agreed to expand the premises under the lease by an additional 6,088 square feet on a month-to-month basis for an additional $8,437 per month.

The Company still leases approximately 33,000 square feet of office and manufacturing space at 2441 South 3850 West, Salt Lake City, UT 84120, which lease was extended previously to April 30, 2016 and will continue to use the facility for manufacturing space.

NOTE 5 NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements which consist of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Note payable, 15.2% interest, monthly payments of $1,328, due February 6, 2016, secured by equipment.	$6,395	$16,938
Note payable, 10.0% interest, monthly payments of $3,161, due January 1, 2016, secured by equipment.	12,337	38,749
Total notes payable	18,732	55,687
Less: current portion of notes payable	(18,732)	(49,994)
Long term portion of notes payable	$-	$5,693

NOTE 6 NOTES PAYABLE – RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The original maturity date for the note was July 18, 2015, which was extended by the Company to July 18, 2016 by giving notice and paying an extension fee of $10,000. The note pays interest at an annual rate of 20% and is paid monthly. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note.  As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which were separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase a share of common stock at $4.92 and 20,000 Class B warrants to purchase a share of common stock at $0.20) at a value of $100,000 or $0.025 per unit. On the date of the IPO, the 4,000,000 shares of Series D Preferred Stock converted into 20,000 shares of Common Stock at a conversion ratio of 200 to 1. The Series D preferred stock units were accounted as a debt discount to be amortized over the life of the note.  As of September 30, 2015 there was no unamortized debt discount.

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

NOTE 7 PREFERRED STOCK

In February 2015 the Company initiated a Units Offering (the “February 2015 Units Offering”) whereby the Company sold 2,724,000 units at a price of $8.80 per unit for net proceeds of $21.7 million after deducting underwriting commissions and offering costs.  Each unit consisted of one share of our Series E Convertible Preferred Stock and eight Series C Warrants (the “Units”).

The original terms of the Units provided that shares of Series E Convertible Preferred Stock and the Series C Warrants would automatically separate on August 25, 2015. However, the shares of Series E Convertible Preferred Stock and the Series C Warrants would separate prior to August 25, 2015 if at any time after 30 days from February 25, 2015 the closing price of our common stock was greater than $4.00 per share for 20 consecutive trading days (the “Separation Trigger Date”). The Company refers to this separation herein as Early Separation. In the event of Early Separation, the shares of Series E Convertible Preferred Stock and the Series C Warrants would separate 15 days after the Separation Trigger Date. In June 2015, the above terms of the Series E Convertible Preferred Stock and Series C Warrants were each modified to allow for an optional early separation and conversion upon the cash exercise of all eight of the Series C Warrants within the Unit.

In June 2015, 48,000 of the Units were separated early pursuant to the exercise of 384,000 Series C Warrants for cash in the amount of $979,200 or $2.55 per share.  On August 25, 2015 the remaining 2,676,000 Units separated into 2,676,000 shares of Series E Convertible Preferred Stock and 21,408,000 Series C Warrants.

As of September 30, 2015, 2,619,614 shares of Series E Convertible Preferred Stock were converted into 10,478,456 shares of common stock at a conversion ratio of 1 to 4 and 104,386 shares of Series E Convertible Preferred Stock remain outstanding.

Each share of Series E Convertible Preferred Stock is convertible at the option of the holder into four shares of common stock. The Series E Convertible Preferred Stock has no voting rights, except that the holders of shares of at least a majority of the Series E Convertible Preferred Stock will be able to effect or validate any amendment, alteration or repeal of any of the provisions of the Certificate of Designation that materially and adversely affects the powers, preferences or special rights of the Series E Convertible Preferred Stock, whether by merger or consolidation or otherwise; provided, however, that in the event of an amendment to terms of the Series E Convertible Preferred Stock, including by merger or consolidation, so long as the Series E Convertible Preferred Stock remains outstanding with the terms thereof materially unchanged, or the Series E Convertible Preferred Stock is converted into, preference securities of the surviving entity, or its ultimate parent, with such powers, preferences or special rights, taken as a whole, not materially less favorable to the holders of the Series E Convertible Preferred Stock than the powers, preferences or special rights of the Series E Convertible Preferred Stock, taken as a whole, the occurrence of such event will not be deemed to materially and adversely affect such powers, preferences or special rights of the Series E Convertible Preferred Stock, and in such case such holders shall not have any voting rights with respect to the occurrence of such events. An amendment to the terms of the Series E Convertible Preferred Stock only requires the vote of the holders of Series E Convertible Preferred Stock.

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

NOTE 8 COMMON STOCK

In May 2015 the Company’s stockholders approved an increase in the number of shares of authorized common stock from 50,000,000 shares to 200,000,000 shares at a par value of $0.001 per share, which increase was effected on June 2, 2015.  As of September 30, 2015, there were 190,679,941 shares of common stock issued and outstanding.

During the nine months ended September 30, 2015, the Company issued 1,074,082 shares of common stock pursuant to the cash exercise of 1,074,082 Series A Warrants at an exercise price of $2.20 per share for total net proceeds of $2,182,020.  In conjunction with the exercise of the Series A Warrants, 1,074,082 Series B Warrants to purchase shares of common stock were also issued.

During the nine months ended September 30, 2015, the Company issued 384,000 shares of common stock pursuant to the cash exercise of 384,000 Series C Warrants at an exercise price of $2.55 for total net proceeds of $979,200.

During the nine months ended September 30, 2015, the Company issued 10,286,456 shares of common stock pursuant to the conversion of 2,571,614 Series E Convertible preferred stock at a conversion ratio of 1 to 4 (see NOTE 7 PREFERRED STOCK).

During the nine months ended September 30, 2015, the Company issued 553,148 shares of common stock pursuant to the cashless exercise of 508,641 Class A Warrants with an exercise price of $2.20 and 334,889 Class B Warrants with an exercise price of $0.20.

During the nine months ended September 30, 2015, the Company issued 173,103,797 shares of common stock pursuant to the cashless exercise of 8,595,444 Class C Warrants.

NOTE 9 WARRANTS

As of September 30, 2015, the Company had 17,441,966 warrants outstanding to purchase shares of common stock.

The following table outlines the warrants outstanding and exercisable as of September 30, 2015:

	Exercise
Warrants	Price	Outstanding	Exercisable	Expiration
Class A	$2.20	1,532,598	1,532,598	April 2021 - July 2021
Class B	$0.20	1,310,956	1,310,956	April 2012 - July 2021
Series A	$2.20	248,418	248,418	October 2015
Series B	$8.75	1,074,082	1,074,082	March 2021 - July 2021
Series C	$2.55	12,812,556	12,812,556	February 2020
Common	$2.00 - $32.00	463,356	463,356	April 2016 - July 2021
Total Warrants		17,441,966	17,441,966

Class A Warrants

During the nine months ended September 30, 2015, 508,641 Class A Warrants were exercised pursuant to the cashless exercise provision of the warrant resulting in the issuance of 236,124 shares of common stock.

Class B Warrants

During the nine months ended September 30, 2015, 334,889 Class B Warrants were exercised pursuant to the cashless exercise provision of the warrant resulting in the issuance of 317,024 shares of common stock.

Series A Warrants

During the nine months ended September 30, 2015, 1,074,082 Series A Warrants were exercised for cash at an exercise price of $2.20 per share for total net proceeds of $2,182,020, resulting in the issuance of 1,074,082 shares of common stock.

Series B Warrants

During the nine months ended September 30, 2015, the Company issued 1,074,082 Series B Warrants pursuant to the exercise of 1,074,082 Series A Warrants. The Series B Warrants have an exercise price of $8.75 and expire six years from the date of issue.

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

Series C Warrants

In connection with the February 2015 Units Offering, the Company issued Series C Warrants to purchase 21,792,000 shares of common stock as part of the Units sold in the follow-on offering (see NOTE 7 PREFERRED STOCK). The Series C Warrants have an exercise price of $2.55 and will expire on February 25, 2020. The Series C Warrants were not exercisable until they separated from the Units on August 25, 2015 or earlier upon the delivery of the exercise price in cash. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price.

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

From August 25, 2015 through September 21, 2015, 8,595,444 Series C Warrants were exercised pursuant to the cashless exercise provision resulting in the issuance of 173,103,797 shares of Common Stock.

On September 21, 2015 the number of authorized and unissued shares of Common Stock was not sufficient to satisfy all cashless exercises we received on that day and although we allocated shares of Common Stock to permit the exercise of some of the Series C Warrants, such shares were insufficient and we had to stop accepting exercises of Series C Warrants resulting in an Authorized Share Failure.  With an Authorized Share Failure, the Series C Warrants are no longer exercisable and the Company has 90 days to obtain additional authorized shares of common stock or we will be required to make cash payments pursuant to the terms of the Series C Warrant.

As of September 30, 2015, 12,812,556 Series C Warrants remain outstanding.  Had the cashless exercise provision been exercised by all holders of our Series C Warrants at September 30, 2015, the Company would have had to either pay $28.5 million in cash or issue 370,521,472 shares of common stock.  The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s stock decreases and decreases as the price of the Company’s stock increases.

Common Warrants

In August 2015, the Company granted 25,000 Common Stock warrants to a consultant of the company.  The warrants are fully vested, have an exercise price of $2.56 per share and expire in August 2020.  The Company recorded an expense in the amount of $54,489 on the date of grant which represents the fair value of the warrants.  The Company estimates the fair value of the warrants at grant date using a Black-Scholes valuation model. The estimates in the Black-Scholes option-pricing model are based, in part, on assumptions, including a stock price volatility of 127.37%, the warrant life of 5 years, a risk free rate of 1.53%, the fair value of $2.56 of the equity stock underlying the option and the exercise price of $2.56 per share.

The following table summarizes the common stock warrant activity during the nine months ended September 30, 2015:

			Weighted
			Average
		Weighted	Remainder
	Common	Average	Contractual
	Stock	Exercise	Term in
	Warrants	Price	Years
As of September 30, 2015:
Warrants Outstanding as of January 1, 2015	5,447,940	$4.17	4.9
Granted	22,891,082	$2.84	4.5
Exercised	(10,897,056)	$2.43	—
Expired	—	—	—
Warrants outstanding as of September 30, 2015	17,441,966	$2.81	4.6

Underwriters’ Unit Purchase Option

In connection with the February 2015 Units Offering, the Company issued to the representative of the underwriters’ a Unit Purchase Option (“option”) to purchase a number of our Units equal to an aggregate of 5% of the Units sold or 136,200 Units. The purchase option has an exercise price equal to 125% of the public offering price of the Units or $11.00, and the units may be exercised on a cashless basis and will expire 5 years from the date of issue.  Each Unit consists of one share of Series E Convertible Preferred Stock and eight Series C Warrants. As of September 30, 2015 there were no options exercised.

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

Common Warrant Derivative Liability

Our Class A Warrants, Class B Warrants, Series A Warrants, Series B Warrants and certain common warrants, have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the original exercise price of the respective warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. Such exercise price adjustment prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, these warrants are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. In March 2015, as a result of the February 2015 Unit Offering, the price adjustment provision was triggered for our Class A Warrants, Series A Warrants and certain common warrants. The exercise price was adjusted for these warrants from an original exercise price of $4.92, $7.00, and $5.00 respectively, to a new exercise price of $2.20.  Since no Series B Warrants were outstanding at the time of the February 2015 Unit Offering, the exercise price was not adjusted on these warrants.

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

The derivative liability for warrants and the option classified as derivative liabilities was revalued at September 30, 2015 and the change in the fair value of the warrant derivative liability was included as a component of Other income (expense) and the change in the fair value of the option was included in equity. The change in fair value of the warrant and option derivative liability has no effect on the Company’s cash flows. The Company estimates the fair value of the warrants and option at inception, at date of exercise and at each reporting date using a Black-Scholes option valuation model utilizing the fair value of underlying common stock and has determined the fair value measurement to be a level 3 measurement (see NOTE 11 FAIR VALUE). Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. The estimates in the Black-Scholes option-pricing model are based, in part, on assumptions, including but not limited to stock price volatility, the contractual life of the warrants, the risk free rate and the fair value of the equity stock underlying the warrants and the option.

The following are the assumptions used in the Black-Scholes method for calculating the fair value of the warrants and option that are considered derivative liabilities at September 30, 2015:

Fair Market Value	$0.10 - $7.22
Exercise Price	$0.20 - $11.00
Risk Free Rate	0.02% - 1.56%
Dividend Yield	0.00%
Expected Volatility	135.00% - 203.98%
Contractual Term	0.02 - 5.84 years

The following summarizes the change in the value of the warrant and option liability during the nine months ended September 30, 2015:

Balance at December 31, 2014	$9,998,636
Issuance of warrants and option	22,765,661
Exercise of warrants	(25,466,985)
Change in fair value of warrant and option liability	22,641,625
Balance at September 30, 2015	$29,938,937

NOTE 10 EMPLOYEE STOCK OPTIONS

The Company has three stock based employee compensation plans pursuant to which stock option grants have been made. Under the Great Basin Scientific, Inc. 2014 Omnibus Plan, the 2014 Stock Option Plan and the 2006 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 792,534 employee stock options outstanding as of September 30, 2015. All options vest in installments over a three to four year period and expire ten years from the date of grant.

In May 2015 at our annual stockholders meeting, an amendment to the 2014 Omnibus Plan was approved to increase the number of shares of common stock that may be issued under all awards under the plan from 500,000 shares to 2,940,000 shares.  An evergreen provision was also added whereby the amount of shares available for grant under all awards under the plan would adjust automatically on the first day of each fiscal quarter to an amount equal to the greater of (i) fifteen percent (15%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal quarter, or (ii) 2,940,000 shares of common stock, provided that this amount shall not exceed 30,000,000 shares of common stock (fifteen percent (15%) of the total amount of 200,000,000 shares of common stock authorized for issuance under our Seventh Amended and Restated Certificate of Incorporation, as amended). As of September 30, 2015, 236,284 employee stock options have been granted pursuant to the 2014 Omnibus Plan. As of September 30, 2015, 2,703,716 shares of common stock remain available for issuance under the 2014 Omnibus Plan.

In August 2015, the Company awarded 117,500 common stock options to certain employees under the 2014 Omnibus Plan with an exercise price of $2.56 that expire in August 2025. The options vest over a period of three to four years.

The Company accounts for employee stock options according to FASB ASC 718 which requires the Company to calculate the fair value of the stock options on the date of grant and amortize over the vesting period of the options. The Company determined the value of the 117,500 options granted in August 2015 to be $268,202. The Company estimates the fair value of the options at grant date using a Black-Scholes option valuation model. The estimates in the Black-Scholes option-pricing model are based, in part, on assumptions, including but not limited to stock price volatility, the expected life of the options, the risk free rate and the fair value of the equity stock underlying the option. The Company has no historical data regarding the expected life of the options and therefore used the simplified method of calculating the expected life.

The following are the assumptions used in the Black-Scholes method for calculating the fair value of the options at grant date:

Fair Market Value	$ 2.56
Exercise Price	$ 2.56
Risk Free Rate	1.71%
Dividend Yield	0.00%
Expected Volatility	127.45% - 127.53%
Expected Term	5.81 - 6.20 years

The following table summarizes the Company’s total option activity for the nine months ended September 30, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in
	Options	Price	Years
As of September 30, 2015:
Options outstanding as of January 1, 2015	703,034	$2.98	8.8
Granted	117,500	$2.56	9.9
Exercised	—	—	—
Forfeited	28,000	$5.16	—
Options outstanding as of September 30, 2015	792,534	$2.84	8.3

Outstanding and exercisable stock options as of September 30, 2015 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
	Options	Life	Exercise	Options	Exercise
	Outstanding	(Years)	Price	Exercisable	Price
September 30, 2015	792,534	8.3	$2.84	294,003	$3.09

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $66,391 in equity-based compensation expenses during the nine months ended September 30, 2015. There were $445,951 of total unrecognized compensation cost with a remaining vesting period of 2.96 years and $0 in intrinsic value of outstanding and vested stock options as of September 30, 2015.

NOTE 11 FAIR VALUE

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company issued certain common stock warrants and employee stock options that are required to be recorded at fair value measured at the transaction date. In addition certain other warrants and options to purchase common stock qualify as derivative liabilities and are therefore required to be recorded at fair value measured at the transaction date and again at each reporting period end. The fair value of these warrants and options was determined using estimates and assumptions that are not readily available in public markets and the Company has designated this liability as Level 3. The assumptions used for the fair value calculation as well as the changes in the value of the warrant liability are shown in NOTE 9 WARRANTS.

NOTE 12 LEGAL PROCEEDINGS

We are not currently a party to any material pending or threatened legal proceeding or regulatory or government investigations. We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

NOTE 13 SUBSEQUENT EVENTS

On October 15, 2015, 248,418 outstanding and unexercised Series A Warrants expired according to their terms. Accordingly, any outstanding Series A Warrants may not be exercised and therefore no additional Series B Warrants may be issued.

On November 3, 2015, the Company filed a Definitive Proxy Statement on Schedule 14A announcing a special meeting of stockholders, at which meeting the stockholders will vote to, among other items, (i) approve an amendment to the Company’s Seventh Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) to effect a reverse stock split of our issued and outstanding shares of Common Stock at a ratio and effective upon a date to be determined by the Company’s board of directors and effect a corresponding change in the par value of shares of our Common Stock from $0.001 to $0.0001; and (ii) approve an amendment to the Certificate of Incorporation, to increase the number of authorized shares of the Company’s Common Stock from 200,000,000 shares, par value $0.001, to 950,000,000, par value $0.001.

On November 3, 2015, the Company filed a registration statement on Form S-1 to register the issuance of certain equity securities of the Company in a potential public offering. The size, pricing and other terms of the potential offering have not been determined and there can be no guarantee that the offering will be conducted on the terms described in the registration statement or that the Company will be able to complete the offering. The registration statement has not yet become effective and no securities may be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our annual report on Form 10-K, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all of our revenue will be derived from sales of our C. diff and Group B Strep diagnostic tests;
•	our ability to expand our sales and marketing capabilities to increase demand for C. diff, Group B Strep and any other diagnostic tests we may develop and gain approval for;
•	our ability to develop additional revenue opportunities, including new diagnostic tests;
•	the timing of regulatory submissions;
•	our ability to maintain regulatory approval of our current diagnostic test and to obtain and maintain regulatory approval for any other diagnostic test we may develop;
•	approvals for clinical trials may be delayed or withheld by regulatory agencies;
•	pre-clinical and clinical studies may not be successful or confirm earlier results or may not meet expectations, regulatory requirements or performance thresholds for commercial success;
•	risks relating to the timing and costs of clinical trials and other expenses;
•	management and employee operations and execution risks;
•	loss of key personnel;
•	competition in the markets we serve;
•	our ability to manufacture our C. diff, Group B Strep and other diagnostic tests at sufficient volumes to meet customer needs;
•	our ability to reduce the cost to manufacture our C. diff, Group B Strep and other diagnostic tests;
•	risks related to market acceptance of diagnostic tests;
•	intellectual property risks;
•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing and timing of product launches;
•	our ability to fund our working capital requirements;
•	risks associated with the uncertainty of future financial results;

•	risks associated with raising additional capital when needed and at reasonable terms; and
•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

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

In November 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastro-intestinal distress in hospital patients. We currently sell our diagnostic test cartridge in the United States through a direct sales force and we use distributors in the European Union and New Zealand. As of September 30, 2015, we had 164 customers worldwide (143 in the United States and 21 in the rest of the world), who use an aggregate of 336 analyzers. Our easy to use platform allows small to medium sized hospitals that we believe could not previously afford more expensive or complex molecular diagnostic systems to modernize their laboratory testing and provide better patient care at an affordable cost.

In addition to our C. diff assay, we have developed a Group B Strep assay for which we received FDA clearance in April 2015 and  launched commercially in June 2015. We also filed two 510(k) applications in the second half of 2015, one for Staph ID/R and one for Shiga toxin producing E. coli. Additionally, we have six other assays in product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, (iii) a panel for candida blood infections, (iv) a test for pertussis, (v) a test for CT/NG and (vi) a test for HSV 1&2.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2014 and the nine months ended September 30, 2015 were approximately $21.7 million and $39.0 million, respectively. As of September 30, 2015, we had an accumulated deficit of $103.0 million.

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

•

Expand our Menu of Molecular Diagnostic Assays.    We intend to expand our assay menu to include additional assays for our platform that we believe will satisfy growing medical needs and present attractive commercial opportunities.  For example, in 2014 we completed the clinical trials and filed the 501(k) application for our second test - Group B Strep, and in April 2015 we received FDA clearance for our Group B Strep test. We also filed two 510(k) applications in the second half of 2015, one for Staph ID/R and one for Shiga toxin producing E. coli. We also have a pipeline of assays in late stage development, including pre-surgical screening, food-borne pathogens and candida, pertussis, CT/NG and HSV 1&2.

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

Results of Operations

The following presents an overview of our results of operations for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenue

Revenue increased by $136,544, or 33.4% to $545,934 for the three months ended September 30, 2015 as compared to $409,390 for the three months ended September 30, 2014.  This increase was attributable to the number of customers in the U.S. increasing to 143 for the three months ended September 30, 2015 from 80 for the three months ended September 30, 2014.

Cost of Sales

Cost of sales increased $160,393, or 17.0%, in the three months ended September 30, 2015 to $1,102,727 as compared to $942,334 for the three months ended September 30, 2014. The increase is due mainly to a $51,555 increase in costs associated with manufacturing additional C. diff assays to meet the increased demand for our product, $70,687 in depreciation on additional analyzers needed to support the increase in customers and a $14,454 increase in royalties. The negative gross margin decreased from 130.2% in the three months ended September 30, 2014 to 102.0% in the three months ended September 30, 2015 primarily due to the decrease in the cost of our C. diff assays due to increased production that allowed for economies of scale and the allocation of fixed costs over a greater number of units as well as increased utilization of capacity in our analyzer manufacturing.

Research and Development

Research and development expenses increased by $1,453,439, or 102.0%, for the three months ended September 30, 2015 to $2,878,316 as compared to $1,424,877 for the three months ended September 30, 2014.  This increase is the result of an expansion of our R&D efforts, including the clinical and regulatory costs associated with the Group B Strep, Staph ID/R and Shiga toxin producing E. coli tests and assays as well as development of our new tests. The increase was made up of an increase of $306,845 in salaries and wages, an increase of $548,856 in research and development materials and the usage of finished cartridges for testing, an increase of $463,646 in clinical trials, and a $134,092 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $1,001,641 or 208.9%, for the three months ended September 30, 2015 to $1,481,410 as compared to $479,499 for the three months ended September 30, 2014. The increase was due to an increase of $694,405 in salaries and wages primarily due to increased sales staff and sales commissions, an increase of $101,731 in travel costs, an increase of $110,053 in marketing expenses and a $95,452 increase in all other selling and marketing expenses.

General and Administrative

General and administrative expenses increased $1,197,971, or 200.4%, for the three months ended September 30, 2015 to $1,795,766 as compared to $597,795 for the three months ended September 30, 2014.  This increase is the result of increased business activities due to being a public company and increased activities to support our accelerated R&D and Sales efforts after our follow-on offering. The increase was primarily due to a $727,788 increase in salaries and wages and board of director fees, a $226,927 increase in legal, accounting and other professional fees, a $95,135 increase in insurance premiums related to additional insurance necessary for a public company, a $68,818 increase in property and use taxes, and a $79,303 net increase in all other general and administrative expenses.

Interest Income

Interest income increased $4,127 for the three months ended September 30, 2015 to $4,746 as compared to $619 for the three months ended September 30, 2014.   The increase is due to increase in cash on hand and our cash management policies.

Interest Expense

Interest expense decreased $61,230, or 19.5% for the three months ended September 30, 2015 to $253,220 as compared to $314,450 for the three months ended September 30, 2014. The decrease is due to the lower outstanding debt balances during 2015 as compared to 2014.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability resulted in non-cash other income in the amount of $20,016,848 for the three months ended September 30, 2015 as compared to a non-cash other expense in the amount of $13,900,400 for the three months ended September 30, 2014.  The non-cash other income for the three months ended September 30, 2015 is the result of the decrease in the fair value of our various warrants subject to fair value measurement as a result of the decrease in the value of our common stock during the period. The non-cash other expense for the three months ended September 30, 2014 was the result of the increase in the fair value of our Class A and Class B common warrants as a result of the increase in the value of our common stock during the period as we approached our IPO date.  The warrants had a nominal value at issuance in the previous reporting period.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenue

Revenue increased by $369,199, or 31.8% to $1,530,170 for the nine months ended September 30, 2015 as compared to $1,160,971 for the nine months ended September 30, 2014.  This increase was attributable to the number of customers in the U.S. increasing to 143 for the nine months ended September 30, 2015 from 80 for the nine months ended September 30, 2014.

Cost of Sales

Cost of sales increased $608,115, or 22.0%, in the nine months ended September 30, 2015 to $3,369,268 as compared to $2,761,153 for the nine months ended September 30, 2014. The increase is due mainly to a $361,233 increase in costs associated with manufacturing additional C. diff assays to meet the increased demand for our product, an increase of $189,338 in depreciation on additional analyzers needed to support the increase in customers and a $57,544 increase in royalties. The negative gross margin decreased from 137.8% in the nine months ended September 30, 2014 to 120.2% in the nine months ended September 30, 2015 primarily due to the decrease in the cost of our C. diff assays due to increased production that allowed for economies of scale and the allocation of fixed costs over a greater number of units as well as increased utilization of capacity in our analyzer manufacturing.

Research and Development

Research and development expenses increased by $3,019,021, or 92.5%, for the nine months ended September 30, 2015 to $6,284,170 as compared to $3,265,149 for the nine months ended September 30, 2014.  This increase is the result of an expansion of our R&D efforts, including the clinical and regulatory costs associated with the Group B Strep, Staph ID/R and Shiga toxin producing E. coli tests and assays as well as development of our new tests. The increase was made up of an increase of $907,817 in salaries and wages, an increase of $1,167,864 in research and development materials and the usage of finished cartridges for testing, an increase of $577,789 in clinical trials and a $365,551 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $1,560,175, or 94.7%, for the nine months ended September 30, 2015 to $3,206,957 as compared to $1,646,782 for the nine months ended September 30, 2014. The increase was due to an increase of $1,185,346 in salaries and wages primarily due to increased sales staff and sales commissions, an increase of $179,164 in travel costs and an increase of $158,037 in marketing expenses and an a $37,628 net increase in all other selling and marketing expenses.

General and Administrative

General and administrative expenses increased $2,128,893, or 106.2%, for the nine months ended September 30, 2015 to $4,132,973 as compared to $2,004,080 for the nine months ended September 30, 2014.  This increase is the result of increased business activities due to being a public company and the increased activities to support our accelerated R&D and Sales efforts after our follow-on offering. The increase was primarily due to a $1,165,525 increase in salaries and wages and board of director fees, a $396,314 increase in legal, accounting and other professional fees, a $308,169 increase in insurance premiums related to additional insurance necessary for a public company, a $191,190 increase in property and use taxes, and a $67,695 net increase in all other general and administrative expenses.

(Gain) loss on Sale of Assets

There was no gain or loss on the sale of assets for the nine months ended September 30, 2015 as we did not have any sales of assets. The gain on sale of assets for the nine months ended September 30, 2014 was $8,166 due to the sale of some equipment we no longer needed.

Interest Income

Interest income increased $16,021 for the nine months ended September 30, 2015 to $18,078 as compared to $2,057 for the nine months ended September 30, 2014.   The increase is due to increase in cash on hand and our cash management policies.

Interest Expense

Interest expense increased by $49,352, or 6.0%, for the nine months ended September 30, 2015 to $868,587 as compared to $819,235 for the nine months ended September 30, 2014.  This increase is due to the addition of our second analyzer sale-leaseback agreement in April 2014 with the associated increase in interest incurred on these capital lease payments and interest on our related party note payable partially offset by lower outstanding debt balances on other outstanding debt.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability resulted in a net non-cash other expense in the amount of $22,641,625 for the nine months ended September 30, 2015 as compared to a net non-cash expense in the amount of $13,900,000 for the nine months ended September 30, 2014.  The non-cash other expense for the nine months ended September 30, 2015 is the result of a $55,599,889 charge we were required to record for the derivative liability on the issuance date of our Series C warrants offered as part of the follow-on offering partially offset by an other income amount of $32,958,264 due to the decrease in the fair value of our various warrants subject to fair value measurement as a result of the decrease in the value of our common stock during the period.  The non-cash other expense for the nine months ended September 30, 2014 was the result of the increase in the fair value of our Class A and Class B common warrants as a result of the increase in the value of our common stock during the period as we approached our IPO date.  The warrants had a nominal value at issuance in the previous reporting period.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our IPO, our follow-on public offering, cash exercises of warrants, sales of our preferred stock, convertible notes, and revenues from operations. As of December 31, 2014 and September 30, 2015, we had approximately $2.0 million and $7.3 million, respectively, in cash.  The cash on hand will be used to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature.

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

During the nine months ended September 30, 2015, 1,074,082 Series A Warrants were exercised for cash at an exercise price of $2.20 per share for total net proceeds in the amount of $2,182,020.

Summary Statement of Cash Flows for the Nine months ended September 30, 2015 and 2014

The following table summarizes our cash flows for the periods indicated:

	September 30,
	2015	2014
Cash used in operating activities	$(14,847,494)	$(8,151,208)
Cash provided by (used in) investing activities	(4,066,052)	833,220
Cash provided by financing activities	24,199,434	6,783,036
Net increase (decrease) in cash	$5,285,888	$(534,952)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2015 was $14,847,494. The net loss of $38,956,582 was offset by other non-cash items of $22,641,625 for the increase in fair value of derivative liability, $1,130,826 for the increase in depreciation and amortization and $179,213 net increase in all other non-cash items. The change in operating assets and liabilities further offset the net loss by another $157,424 due to a $552,275 increase in accrued liabilities due mainly to payroll and a $457,250 increase in accounts payable related to the growth in our operations and the timing of payments, partially offset by an increase of $576,872 in inventory, a $197,270 increase in prepaid and other assets and a $77,959 increase in accounts receivable.

Cash used in operating activities for the nine months ended September 30, 2014 was $8,151,208. The net loss of $23,230,902 was offset by the non-cash items of $13,900,400 for the increase in fair value of derivative liability, a $855,484 increase for depreciation and amortization, a $242,696 increase in employee stock compensation and a $57,817 net increase in all other non-cash items. The change in operating assets and liabilities further offset the net loss by another $23,297 due to a $360,882 increase in accounts payable related to the growth in our operations and the timing of payments and a $42,598 increase in accrued liabilities, which were offset by a $269,459 increase in prepaid and other assets and a $110,724 increase in accounts receivable and inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $4,066,052 for the nine months ended September 30, 2015 and was related to the acquisition of capital equipment in the amount of $842,225 and the costs associated with the construction of analyzers and other equipment in the amount of $3,223,827.

Cash provided by investing activities was $833,220 for the nine months ended September 30, 2014 and was related to the proceeds from the sale leaseback of our analyzers in the amount of $1,500,000 and the proceeds from the sale of assets of $35,000 offset by the cost of the construction of analyzers and equipment of $479,196 and capital expenditures totaling $222,584.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 of $24,199,434 was from the net proceeds in the amount of $21,737,625 from the sale of units in our follow-on offering, proceeds of $250,000 from related party notes payable and $3,166,394 in proceeds from the exercise of warrants partially offset by $954,585 in payments made on capital leases, notes payable and related party notes payable.

Cash provided by financing activities for the nine months ended September 30, 2014 of $6,783,036 was from the proceeds of $6,569,886 from the issuance of preferred stock and $1,290,000 from related party notes and convertible notes payable partially offset by $1,076,850 in payments made on capital leases, notes payable and related party notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although we have positive working capital of $4.2 million and a cash balance of $7.3 million as of September 30, 2015, we have incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about our ability to continue as a going concern.  We sustained a net loss for the nine months ended September 30, 2015 of $39.0 million and a net loss for the year ended December 31, 2014 of $21.7 million, and have an accumulated deficit of $103.0 million as of September 30, 2015. During the nine months ended September 30, 2015, cash used for operations was $14.8 million. Whether and when we can attain profitability and positive cash flows from operations is uncertain.

We intend to continue to develop our products and expand our customer base, but we do not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, we have obtained and intend to continue to obtain financing in order to fund our working capital and development needs. In March 2015 we obtained financing by completing a follow-on offering for net proceeds of $21.7 million.

We have been able to meet our short-term needs through private placements of convertible preferred securities, an initial public offering (“IPO”), a follow-on offering and the sale and leaseback of analyzers used to report test results. We will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. We can provide no assurance that we will be able to obtain sufficient additional financing that we need to alleviate doubt about our ability to continue as a going concern. If we are able to obtain sufficient additional financing proceeds, we cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain additional financings, the impact on our operations will be material and adverse.

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

Our long-lived assets include our analyzers used by hospitals in the United States to run the assays they buy from us. There are no contractual terms with respect to the usage of our analyzers by our customers. Hospitals are under no contractual commitment to use our analyzers. We maintain ownership of these analyzers and, when requested, we can remove the analyzers from the customer’s site. We do not currently charge for the use of our analyzers and there are no minimum purchase commitments of our assays. As our analyzer is used numerous times over several years, often by many different customers, analyzers are capitalized as property and equipment once they have been placed in service. Once placed in service, analyzers are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. The estimated useful life of our analyzers is determined based on a variety of factors including in reference to associated product life cycles, and average 5 years. As analyzers are integral to the performance of our diagnostic test, depreciation of analyzers is recognized as a cost of sales. For those analyzers that are used in research and development, depreciation is recognized as a research and development cost. Analyzer depreciation expense was $809,959 and $554,311 for the nine months ended September 30, 2015 and 2014, respectively.

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. For the nine months ended September 30, 2015 there were no analyzers sold to international distributors. For the year ended December 31, 2014 these opportunities represented 4% of the total analyzers built during this period. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally.

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

Stock Based Compensation

We measure and recognize compensation expense for stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our stock-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the Statements of Standards for Valuation Services No. 1 of the American Institute of Certified Public Accountants. Since our IPO, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Capital Market on the date of grant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material pending or threatened legal proceeding or regulatory or government investigations. We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

ITEM 1A. RISK FACTORS

Risks Relating to Our Financial Position and Need for Additional Capital

We expect that we will need substantial additional funding to expand our commercialization efforts for our C. diff and Group B Strep assay and other new assays.

Molecular diagnostic development, which includes research and development, pre-clinical and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that our expenses will increase substantially as we move new assays through human clinical trials, seek regulatory approvals, and pursue development of additional innovations. If we obtain marketing approval for the diagnostic tests that we develop, license, or acquire, we expect to incur significant commercialization expenses related to regulatory compliance requirements, sales and marketing, manufacturing and distribution. Net loss for the nine months ended September 30, 2015 and 2014, and the twelve months ended December 31, 2014 and 2013 was approximately $39.0 million, $23.2 million, $21.7 million and $9.6 million, respectively. As of September 30, 2015 and December 31, 2014, we had an accumulated deficit of $103.0 million and $64.0 million, respectively. As discussed in Note 3 to the audited financial statements, our recurring operating losses from operations and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development and commercialization of our platform and seek regulatory approval for additional assays. Accordingly, our ability to continue as a going concern depends on our ability to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on favorable terms. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We expect that we will need additional funding to manufacturer analyzers to be used by potential customers during the sales evaluation phase.

Our potential customers evaluate the performance of our products through the use of analyzers that we manufacture and provide at no cost. Our ability to grow our customer base depends upon our ability to obtain additional financing to fund the manufacturing of analyzers to deliver to such potential customers.

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

We expect capital outlays and operating expenditures to increase over the next several years as we work to expand our commercial activities, expand our development activities, conduct clinical trials, expand manufacturing operations and expand our infrastructure. We may need to raise additional capital to, among other things:

•	fund clinical trials and pre-clinical trials for our assays under development as requested or required by regulatory agencies;

•	sustain commercialization of our C. diff and Group B Strep assays and assays under development or review by the FDA;

•	expand and automate our manufacturing capabilities and reduce our cost of sales;

•	increase our sales and marketing efforts to drive market adoption and address competitive developments;

•	finance capital expenditures and our general and administrative expenses;

•	develop new assays;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems; and

•	hire additional research and development, quality control, scientific, and general and administrative personnel.

Our present and future funding requirements will depend on many factors, including but not limited to:

•	the progress and timing of our clinical trials;

•	the level of research and development investment required to maintain and improve our technology position;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, if any;

•	our efforts to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization or changing market conditions;

•	competing technological and market developments;

•	changes in regulatory policies or laws that may affect our operations; and

•	changes in physician acceptance or medical society recommendations that may affect commercial efforts.

We may not be able to continue to operate as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain adequate financing. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our business plans and initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

As of December 31, 2014, we had federal income tax net operating loss, or NOL, carryforwards of approximately $51.8 million and state income tax NOL carryforwards of approximately $32.5 million. These NOL carryforwards, if not previously used, will begin to expire in 2023. We do not believe that we have experienced any previous shifts in our stock ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or under applicable state tax laws that currently subject our NOL carryforwards to an annual limitation; however, future shifts in our stock ownership within the meaning of Section 382 of the Code or under applicable state tax laws may subject our NOL carryforwards to an annual limitation. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards to reduce U.S. federal and state tax liabilities could potentially result in increased future tax liability to us.

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

We began operations in January 2005, and we have a limited operating history. We have not earned significant revenue to date and do not expect to earn significant revenue in the near future. We had a net loss of $39.0 million, $23.2 million, $21.7 million and $9.6 million in the nine month period ended September 30, 2015, the nine month period ended September 30, 2014, the twelve month period ending December 31, 2014 and the twelve month period ending December 31, 2013, respectively. Our accumulated deficit was $103.0 million, $64.0 million and $42.3 million as of September 30, 2015, December 31, 2014 and December 31, 2013, respectively. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. As discussed in Note 3 to the audited financial statements, our recurring operating losses from operations and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern. Any investment in our Company is therefore highly speculative and could result in the loss of your entire investment.

Our near-term success is dependent upon our ability to expand our customer base.

Our current customer base is composed of hospitals and testing laboratories that use our C. diff and Group B Strep assays. Our success will depend, in part, upon our ability to expand our customer base. Attracting new customers requires substantial time and expense. Any failure to expand our existing customer base would adversely affect our operating results. Many factors could affect the market acceptance and commercial success of our assays, including:

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

If we cannot successfully develop, maintain, commercialize, or obtain regulatory approvals for new and existing diagnostic assays, our financial results will be harmed and our ability to compete will be harmed.

Our financial performance depends in part upon our ability to successfully develop and market new assays in a rapidly changing technological and economic environment, and to maintain and successfully commercialize previously cleared assays. If we fail to successfully introduce new assays or do not maintain approval for previously FDA-cleared assays, we could lose customers and market share. We could also lose market share if our competitors introduce new assays or technologies that render our assays less competitive or obsolete. In addition, delays in the introduction of new assays due to regulatory, developmental or other obstacles could negatively impact our revenue and market share, as well as our earnings. Factors that can influence our ability to introduce new assays, the timing associated with new product approvals and commercial success of these assays include:

•	the scope of and progress made in our research and development activities;

•	our ability to successfully initiate and complete clinical trial studies;

•	timely expansion of our menu of assays;

•	the results of clinical trials needed to support any regulatory approvals of our assays;

•	our ability to obtain and maintain requisite FDA or other regulatory clearances or approvals for our assays on a timely basis;

•	demand for the new assays we introduce;

•	product offerings from our competitors; and

•	the functionality of new assays that address market requirements and customer demands.

We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our assays for C. diff, Group B Strep, Staph ID/R and STEC and any assays that we develop and commercialize in the future are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our assays. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Our assays will require 510(k) clearance from the FDA prior to marketing. Clinical trials are required to support a 510(k) submission.

We may be unable to obtain marketing clearance for our assays in development. If such approval is obtained, it may:

•	take a significant amount of time;

•	require the expenditure of substantial resources;

•	involve stringent clinical and pre-clinical testing;

•	involve modifications, repairs, or replacements of our assays; and/or

•	result in limitations on the proposed uses of our assays.

Our facilities are subject to periodic inspection by the FDA and foreign regulatory agencies and conformance to the FDA’s Quality System Regulation (the “QSR”) and current Good Manufacturing Practice requirements, as well as applicable foreign or international standards. The results of these inspections can include inspectional observations regarding potential violations of the Food, Drug and Cosmetic Act (which we refer to as the “FDCA”) and related laws, warning letters, restrictions on medical device sales and other forms of enforcement.

Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our diagnostic tests.

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

We face intense competition from a number of companies that offer assays in our target markets, many of which have substantially greater financial resources and larger, more established marketing, sales and service operations than we do. The life sciences industry is characterized by rapid and continuous technological innovation. We may need to develop new technologies for our existing product and our assays to be competitive. One or more of our current or future competitors could render our existing products or assays under development obsolete or uneconomical by technological advances. We may also encounter other problems in the process of delivering new assays to the marketplace, such as problems related to FDA clearance or regulations, design, development or manufacturing of such assays, and as a result we may be unsuccessful in selling such assays. Our future success depends on our ability to compete effectively against current technologies, as well as to respond effectively to technological advances by developing and marketing assays that are competitive in the continually changing technological landscape.

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

Outside of the United States, we depend on relationships with distributors for the marketing and sales of our assays in various geographic regions, and we have a limited ability to influence their efforts. Relying on distributors for our sales and marketing could harm our business for various reasons, including:

•	agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;

•	our distributors may not devote sufficient resources to the sale of our assays;

•	our distributors may be unsuccessful in marketing our assays; and

•	we may not be able to negotiate future distributor agreements on acceptable terms.

If any of our products, or the malfunctioning of our products, causes or contributes to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Any such adverse event involving our assays could also result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Our assays may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, including a third-country authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. A government-mandated or voluntary recall by us or one of our international distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our assays would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or another third-country competent authority. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or another third-country competent authority. If the FDA disagrees with our determinations, it could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they occur.

We are also required to follow detailed recordkeeping requirements for all Company-initiated medical device corrections and removals. In addition, in December 2012, the FDA issued a draft guidance intended to assist the FDA and industry in distinguishing medical device recalls from product enhancements. Per the guidance, if any change or group of changes to a device that addresses a violation of the FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

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

Although we have developed a process to manufacture diagnostic cartridges for our current volume of sales, there can be no assurance that we can manufacture our diagnostic cartridges at a scale that is adequate for our future commercial needs. We may face significant or unforeseen difficulties in manufacturing our diagnostic cartridges, including but not limited to:

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

These and other difficulties may only become apparent when scaling up to the manufacturing process of our diagnostic cartridges to a more substantive commercial scale. If our diagnostic cartridges cannot be manufactured in sufficient commercial quantities or manufacturing is delayed, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing of our diagnostic cartridges that could result in delays or shortfalls in our production. Our suppliers may also face similar delays or shortfalls. In addition, our or our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our diagnostic cartridges, reduce our product gross margin and adversely impact our business. If we are unable to satisfy demand for our diagnostic cartridges by successfully manufacturing and shipping our diagnostic cartridges in a timely manner, our revenue could be impaired, market acceptance for our assays could be adversely affected and our customers might instead purchase our competitors’ assays. In addition, developing manufacturing procedures for assays under development may require developing specific production processes for those assays. Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

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

We do not have the ability to independently conduct the field trial studies or other studies that may be required to obtain FDA and other regulatory clearances or approvals for our assays. Accordingly, we expect to rely on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for additional assays.

Any clinical trials that we may conduct may not begin on time, or at all, may not be completed on schedule, or at all, or may be more expensive than we expect, which could prevent or delay regulatory approval of our assays or impair our financial position.

The commencement or completion of any clinical trials that we may conduct may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not approve a clinical trial protocol or a clinical trial;

•	the data and safety monitoring committee or applicable hospital institutional ethics review board recommends that a trial be placed on hold or suspended;

•	fewer patients meet our clinical study criteria and our enrollment rate is lower than we expected;

•	clinical trial sites decide not to participate or cease participation in a clinical trial;

•

third-party clinical investigators do not perform our clinical trials on schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	we fail regulatory inspections of our manufacturing facilities requiring us to undertake corrective action or suspend or terminate our clinical trials;

•	interim results of the clinical trial are inconclusive or negative;

•	pre-clinical or clinical data are interpreted by third parties in unanticipated ways; or

•	our trial design is inadequate to demonstrate safety and/or efficacy.

Our clinical trial costs will increase if we have material delays in those trials or if we need to perform more or larger trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel an entire program. Should our clinical development plan be delayed, this could have a material adverse effect on our operations and financial condition.

Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. Device failures, manufacturing defects, design flaws, or inadequate disclosure of product-related risks or product-related information with respect to our assays could result in an unsafe condition regarding, injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our assays. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our assays.

Healthcare policy changes, including U.S. healthcare reform legislation signed in 2010, may have a material adverse effect on us.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or PPACA, were signed into law. The legislation imposes a 2.3% excise tax on medical device manufacturers. This significant tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

Adverse changes in reimbursement policies and procedures by payors may impact our ability to market and sell our assays that are subject to reimbursement.

Healthcare costs have risen significantly over the past decade, and there have been and continue to be proposals by legislators, regulators and third-party payors to decrease costs. Third-party payors are increasingly challenging the prices charged for medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. For example, the PPACA, among other things, reduced and/or limited Medicare reimbursement to certain providers. The Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare’s payments to providers by 2 percent through fiscal year 2024. These reductions may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Legislation could be adopted in the future that limits payments for our products from governmental payors. In addition, commercial payors such as insurance companies, could adopt similar policies that limit reimbursement for medical device manufacturers’ products. Therefore, we cannot be certain that those of our assays that will be subject to reimbursement will be reimbursed at a cost-effective level. We face similar risks relating to adverse changes in reimbursement procedures and policies in other countries where we market or intend to market our assays. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our assays and have a material adverse effect on our business and financial condition.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including healthcare systems, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for diagnostic tests. If we are forced to reduce our prices because of consolidation in the healthcare industry, our projected revenues would decrease and our earnings, financial condition, and/or cash flows would suffer.

If we or our distributors do not comply with the U.S. federal and state fraud and abuse laws, including anti-kickback laws for any products approved in the U.S., or with similar foreign laws where we market our products, we could face significant liability.

There are numerous United States federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims, and physician transparency laws. Our relationships with physicians and surgeons, hospitals and our independent distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including significant fines, damages and monetary penalties and in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, paying, or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, which, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

HIPAA also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•

the federal Foreign Corrupt Practices Act of 1997, which makes it illegal to offer or provide money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts, Nevada, and Vermont mandate implementation of commercial compliance programs and/or impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from federal healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management’s attention from the business. In addition, settlements with the DOJ or other law enforcement agencies have forced healthcare providers to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could have a material adverse effect on our reputation, business and financial condition.

Many foreign countries have enacted similar laws addressing fraud and abuse in the healthcare sector. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance requirements in multiple jurisdictions increases the possibility that we may run afoul of one or more of the requirements.

The implementation of the reporting and disclosure obligations of the Physician Payments Sunshine Act/Open Payments provisions of the Health Care Reform Law could adversely affect our business upon commercialization of our product in the U.S.

The federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, requires device manufacturers to engage in extensive tracking of payments and other transfers of value made to physicians and teaching hospitals, as well as physician ownership and investment interests, and public reporting of such data to the Centers for Medicare and Medicaid Services annually. Although we have and expect to continue to have substantially compliant programs and controls in place to comply with the Physician Payments Sunshine Act requirements and similar state and foreign laws, our compliance with the Physician Payments Sunshine Act and similar state and foreign transparency laws imposes additional costs on us. Additionally, failure to comply with the Physician Payment Sunshine Act or similar state or foreign laws may subject us to monetary penalties.

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

We are subject to income taxes as well as non-income based taxes in both the United States and various foreign jurisdictions. Changes in existing tax laws, treaties, regulations or policies or the interpretation or enforcement thereof, or the enactment or adoption of new tax laws, treaties, regulations or policies could materially impact our effective tax rate.

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

Other companies or institutions have commercial assays or may develop and market novel or improved methods for infectious disease diagnostics, which may make our diagnostic platform less competitive or obsolete.

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

In the near term, we expect that our revenue will be derived primarily from sales of our C. diff and Group B Strep assays to hospitals. The demand for our assays will depend in part upon the prevalence of C. diff and Group B Strep at the hospitals of these customers and impacted by other factors beyond our control, such as:

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

New technologies, techniques or assays could emerge that might offer better combinations of price and performance than our current C. diff and Group B Strep assays or future assays and analyzers.

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

We had negative gross margins of 120.2%, 137.8%, 146.9% and 187.4% during the nine months ended September 30, 2015 and 2014, and the twelve months ended December 31, 2014 and 2013, respectively. The components of our cost of sales include cost of materials, supplies, labor for manufacturing, equipment and facility expenses associated with manufacturing. Facility expenses include allocated overhead comprised of rent, equipment depreciation and utilities. Due to our fixed overhead costs we will continue to experience negative gross margins unless and until we are able to significantly increase our sales volume. In addition, we currently hand-build our diagnostic cartridges. We are working to automate portions of our manufacturing and assembly process, which we believe will reduce our cartridge manufacturing costs. However, there is no assurance that we will be successful in automating our manufacturing process, and our failure to do so will materially limit our ability to reduce our cost of sales in the future.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems to manufacture products, process orders, manage inventory, process shipments to customers and respond to customer inquiries. If we were to experience a prolonged disruption in the information technology systems that involve our interactions with customers and suppliers, it could result in the loss of sales and customers, which could adversely affect our business.

Risks Related to Intellectual Property

The extent to which we can protect our business and technologies through intellectual property rights that we own, acquire or license is uncertain.

We employ a variety of proprietary and patented technologies and methods in connection with the assays that we sell or are developing. We license some of these technologies from third parties. We cannot provide any assurance that the intellectual property rights that we own or license provide effective protection from competitive threats or that we would prevail in any litigation in which our intellectual property rights are challenged. In addition, we may not be successful in obtaining new proprietary or patented technologies or methods in the future, whether through acquiring ownership or through licenses from third parties.

Our currently pending or future patent applications may not result in issued patents, and we cannot predict how long it may take for a patent to issue on any of our pending patent applications, assuming a patent does issue.

Other parties may challenge patents issued or exclusively licensed to us, or courts or administrative agencies may hold our patents or the patents we license on an exclusive basis to be invalid or unenforceable. We may not be successful in defending challenges made against our patents and other intellectual property rights. Any third-party challenge to any of our patents could result in the unenforceability or invalidity of some or all of the claims of such patents and could be time consuming and expensive.

The extent to which the patent rights of life sciences companies effectively protect their diagnostic tests and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved.

No consistent policy regarding the proper scope of allowable claims of patents held by life sciences companies has emerged to date in the United States. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostic tests or genomic diagnostic testing. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself. What constitutes a “sufficient” additional feature for this purpose is uncertain. Although we do not generally rely on gene sequence patents, this evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

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

We rely on licenses to various proprietary technologies that are material to our business, including the development of certain future assays. We have entered into non-exclusive licenses with Biohelix Corp., or Biohelix, a subsidiary of Quidel Corporation and a license with Integrated DNA Technologies, Inc. that has certain exclusive and non-exclusive fields. Our rights to use these technologies will be subject to the continuation of and our compliance with the terms of those licenses.

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

In addition to the risks associated with patent rights, the laws in some foreign jurisdictions may not provide protection for our trade secrets and other intellectual property. If our trade secrets or other intellectual property are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property in foreign jurisdictions. These agreements may provide for contractual remedies in the event of misappropriation, but we do not know to what extent, if any, these agreements, and any remedies for their breach, will be enforced by a foreign court. If our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will likely diminish. The sale of diagnostic tests that infringe our intellectual property rights, particularly if such diagnostic tests are offered at a lower cost, could negatively impact our ability to achieve commercial success and may materially and adversely harm our business.

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

We rely on trade secrets to protect our proprietary know how and technological advances, particularly where we do not believe patent protection is appropriate or obtainable. Nevertheless, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, third party contractors, third party collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by us or made known to the other party by us during the course of the other party’s relationship with us. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to seek to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. Further, courts outside the United States may be less willing to protect trade secrets. In addition, others may independently discover our trade secrets and proprietary information and therefore be free to use such trade secrets and proprietary information. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, our trade secrets and proprietary information may be misappropriated as a result of breaches of our electronic or physical security systems in which case we may have no legal recourse. Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop assays that compete with our assays or cause additional, material adverse effects upon our competitive business position.

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

Risks Related to our Series C Warrants

If we are required to make cash payments with respect to the exercise of the Series C Warrants, all or a significant portion of our available capital may be used to make cash payments with respect to the exercise of the Series C Warrants.

We have insufficient authorized shares of our common stock to satisfy exercises of our Series C Warrants, which we refer to as the Authorized Share Failure. In the event we do not obtain stockholder approval to amend our Seventh Amended and Restated Certificate of Incorporation to either effect a reverse stock split and/or to increase our authorized capital, referred to herein as the Stockholder Approval, within 90 days of the occurrence of the Authorized Share Failure, we will be required to make cash payments with respect to the exercise of the Series C Warrants.

On February 25, 2015, we sold 2,724,000 units, or the February Units, pursuant to a prospectus dated February 25, 2015, or the February Prospectus. Each February Unit consisted of one share of Series E Convertible Preferred Stock and eight Series C Warrants. Each share of Series E Convertible Preferred Stock is convertible into four shares of our common stock at the option of the holder. The Series C Warrants may be exercised for cash at an exercise price of $2.55 or on a cashless basis pursuant to a formula disclosed in the February Prospectus. On June 23, 2015, the Series C Warrants were amended and restated in order to allow certain early exercises.

As of 9:00 A.M. on September 21, 2015, we had 73,820,468 shares of authorized and unissued shares of Common Stock available for issuance pursuant to the Series C Warrants, which number of authorized and unissued shares of Common Stock was not sufficient to satisfy all exercises we received on that day and although we allocated shares of Common Stock to permit the exercise of some of the Series C Warrants, such shares were insufficient and we had to stop accepting exercises of the Series C Warrants. At such time, since we no longer had sufficient authorized and unissued shares of common stock to settle the exercises of the Series C Warrants, an Authorized Share Failure occurred and the Series C Warrants are not exercisable into shares of common stock unless and until we obtain the requisite Stockholder Approval.

Pursuant to the terms of the Series C Warrants, we are required to seek the Stockholder Approval by no later than the 90th day after the date of such Authorized Share Failure and to pay each holder consideration in accordance with the Series C Warrants.

If we do not receive Stockholder Approval, unless we are able to exchange or otherwise re-negotiate the terms of the Series C Warrants, we will be required to make cash payments with respect to the exercise of the Series C Warrants which would total in excess of $28.5 million. As of September 30, 2015, we had cash of approximately $7.3 million. As a result, we may be required to use all or a significant portion of our available capital to make cash payments to the holders of the Series C Warrants.

If we are required to make cash payments with respect to the exercise of the Series C Warrants and we are unable to make such payments, we may be required to seek protection under the federal bankruptcy laws.

If we do not receive Stockholder Approval and since our cash and cash equivalents are insufficient to enable us to make cash payments with respect to the exercise of the Series C Warrants, we may be required to seek protection under the federal bankruptcy laws.

If we obtain Stockholder Approval, of which there can be no guarantee, the issuance of shares of our common stock upon the exercise of the Series C Warrants in lieu of a cash payment you may experience substantial dilution.

If we obtain Stockholder Approval, of which there can be no guarantee, and we choose to issue shares of common stock in lieu of a cash payment upon the exercise of the Series C Warrants, you may experience immediate and substantial dilution. Upon the exercise of all outstanding Series C Warrants for shares of common stock based on the closing price per share of our common stock on September 30, 2015, and 190,679,941 shares of common stock outstanding as of that date, there would be a 147% increase in the number of issued and outstanding shares of our common stock.

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

The market price of our common stock has been and may continue to be subject to wide fluctuation in response to various factors, some of which are beyond our control. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Form 10-Q, are:

•	sales of our common stock by our stockholders, executives, and directors;

•	volatility and limitations in trading volumes of our shares of common stock or units;

•	fluctuations in our results of operations;

•	our ability to enter new markets;

•	actual or unanticipated fluctuations in our annual and quarterly financial results;

•	issuance of common stock to settle the Series C Warrants on cashless exercise;

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

•	commencement, enrollment or results of our clinical trials of our assays or any future clinical trials we may conduct;

•	changes in the development status of our assays;

•	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned clinical trials;

•	any delay in our submission for studies or test approvals or adverse regulatory decisions, including failure to receive regulatory approval for our assays;

•	our announcements or our competitors’ announcements regarding new assays, enhancements, significant contracts, acquisitions or strategic investments;

•	unanticipated safety concerns related to our assays;

•	failures to meet external expectations or management guidance;

•	changes in our capital structure or dividend policy, including as a result of future issuances of securities and sales of large blocks of common stock by our stockholders;

•	our cash position;

•	announcements and events surrounding financing efforts, including debt and equity securities;

•	our inability to enter into new markets or develop new assays;

•	reputational issues;

•	competition from existing technologies and assays or new technologies and assays that may emerge;

•	announcements of acquisitions, partnerships, collaborations, joint ventures, new assays, capital commitments, or other events by us or our competitors;

•	changes in general economic, political and market conditions in any of the regions in which we conduct our business;

•	changes in industry conditions or perceptions;

•	changes in valuations of similar companies or groups of companies;

•	analyst research reports, recommendations and changes in recommendations, price targets and withdrawals of coverage;

•	departures and additions of key personnel;

•	disputes and litigations related to intellectual properties, proprietary rights and contractual obligations;

•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;

•	announcements or actions taken by our principal stockholders; and

•	other events or factors, many of which may be out of our control.

In addition, if any of the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

We have received a delisting notice from The NASDAQ Stock Market. Our common stock may be involuntarily delisted from trading on The NASDAQ Capital Market if we fail to regain compliance with the minimum closing bid price requirement of $1.00 per share and the minimum value of listed securities of $35 million. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share and maintain a minimum value of listed securities of $35 million. We failed to satisfy these thresholds for 30 consecutive trading days and on October 14, 2015, we received a letter from NASDAQ indicating our deficiencies and that we have been provided an initial period of 180 calendar days, or until April 11, 2016, in which to regain compliance.

If we do not regain compliance with the minimum bid price requirement within the 180-day grace period, we may be eligible to receive an additional 180-day grace period; provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, including the minimum market value of listed securities of $35 million and we provide written notice of our intention to cure the bid price deficiency during the second 180-day grace period, by effecting a reverse stock split, if necessary. This additional 180-day grace period does not apply to our deficiency regarding the minimum value of listed securities.

If we do not regain compliance, the NASDAQ staff will provide written notice that our common stock is subject to delisting. Given the increased market volatility, the challenging environment in our industry and our lack of liquidity, we may be unable to regain compliance with the closing bid price requirement and minimum value of listed securities within the 180-day grace period. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may make it difficult for our stockholders to sell any securities if they desire or need to sell them.

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

We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transaction period provided in Section 7(a)(2)(B). As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a newly formed entity. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

Provisions of our Seventh Amended and Restated Certificate of Incorporation, as amended, our Amended and Restated Bylaws and Delaware law could make an acquisition of our Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board of directors and management.

Certain provisions of our Seventh Amended and Restated Certificate of Incorporation, as amended, or our Certificate, and our Amended and Restated Bylaws (our “Bylaws”), could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

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

•

require the approval of the holders of at least sixty percent of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our Certificate and at least two-thirds of the outstanding voting stock to amend certain provisions of our Bylaws.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

Risks Associated with our Proposed Reverse Stock Split

Our stockholders are being asked to approve a proposal to authorize our board of directors to effect a reverse stock split of our common stock. There are risks associated with a reverse stock split, if it is effected.

Our stockholders are being asked to approve a proposal to effect a reverse stock split of our issued and outstanding common stock and a corresponding change in the par value of shares of our common stock from $0.001 to $0.0001, if our board of directors, in its discretion, determines to effect a reverse stock split, by a ratio of not less than 1-for-50 and not more than 1-for-60 at any time prior to February 28, 2016, with the exact ratio to be set at a whole number within this range as determined by the board of directors in its sole discretion, referred to as the “Reverse Stock Split.” If our stockholders approve such proposal, we expect to effect a 1-for-50 to 1-for-60 reverse stock split of our issued and outstanding common stock. However, the board of directors reserves the right to elect to abandon and not effect the Reverse Stock Split if it determines, in its sole discretion, that effecting the Reverse Stock Split is not in the best interests of our Company and our stockholders. If we implement the Reverse Stock Split we will be subject to certain risks associated with it, including the following:

•

We would have additional authorized shares of common stock that the board of directors could issue in future without stockholder approval, and such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders. This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.

•

There can be no assurance that the Reverse Stock Split, if completed, will achieve the benefits that we hope it will achieve. The total market capitalization of our common stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split.

We intend to effect a 1-for-50 to 1-for-60 Reverse Stock Split of our outstanding common stock after the date of this Form 10-Q. However, the Reverse Stock Split may not increase our stock price sufficiently and we may not be able to list our common stock on the NASDAQ Capital Market.

We expect that a 1-for-50 to 1-for-60 Reverse Stock Split of our outstanding common stock will increase the market price of our common stock so that we will be able to meet the minimum bid price requirement of the Listing Rules of the NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the Reverse Stock Split will not permit us to be in compliance with the applicable minimum bid or price requirements. If we are unable to meet the minimum bid or price requirements, we may be unable to list our shares on the NASDAQ Capital Market,

Even if the Reverse Stock Split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be able to continue to comply with the minimum bid price requirement of the NASDAQ Capital Market.

Even if the Reverse Stock Split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of the NASDAQ Capital Market, or whichever exchange on which we list our common stock, there can be no assurance that the market price of our common stock following the Reverse Stock Split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the Reverse Stock Split, the percentage decline may be greater than would occur in the absence of a Reverse Stock Split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain the minimum bid price requirement of whichever exchange on which our common stock is listed. In addition to specific listing and maintenance standards, the NASDAQ Capital Market has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

Even if the Reverse Stock Split increases the market price of our common stock, there can be no assurance that we will be able to comply with other continued listing standards of the NASDAQ Capital Market.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum bid price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our common stock on the NASDAQ Capital Market. Even if we effect the Reverse Stock Split, we may still be subject to delisting if we fail to meet the minimum value of listed securities requirement by April 11, 2016. Our failure to meet these requirements may result in our common stock being delisted from such exchange, irrespective of our compliance with the applicable minimum bid price requirement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Use of Proceeds from Initial Public Offering

On October 8, 2014, the SEC declared effective our IPO registration statement on Form S-1 (File No. 333-197954) related to 1,150,000 shares of common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a public offering price of $7.00 per unit; however, as a result of the offering of units by the Company on February 25, 2015, the Series A Warrants are now exercisable at an exercise price of $2.20 per share. Each Series A Warrant is exercisable for one share of common stock and one Series B Warrant. In addition, the managing underwriter, Dawson James Securities, Inc. exercised its option to purchase 172,500 Series A Warrants. The IPO commenced on October 8, 2014 and has not yet terminated. As of October 15, 2015, 1,074,082 Series A Warrants have been exercised, none of which were exercised on a cashless basis. The remaining 248,418 Series A Warrants outstanding expired without being exercised. No Series B Warrants have been exercised.

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

As of September 30, 2015, all of the $8.8 million of total net proceeds from our IPO has been used. We had broad discretion in the use of the net proceeds from our IPO. For the $4.1 million of net proceeds from our IPO for which we provided anticipated uses in our IPO prospectus, the use of these net proceeds actually occurred as follows: (i) approximately $1.2 million in research and development expenses, (ii) approximately $0.9 million in sales and marketing expenses, (iii) approximately $1.2 million to manufacture analyzers for customers, and (iv) approximately $0.5 million to begin to automate our manufacturing facility and increase manufacturing capacity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit No.	Description
3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. (2)
3.2	Certificate of Amendment to the Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. (6)
3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)
3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)

Exhibit No.	Description
3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (7)
4.1	Specimen certificate evidencing shares of common stock. (2)
4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)
4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)
10.1	Master Lease Agreement by and between Onset Financial, Inc. and Great Basin, dated as of October 16, 2013 (“Onset Lease Agreement”). (1)
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

10.16	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)
10.17	Reimbursement Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)
10.18	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)
10.19	Security Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)
10.20	Security Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)
10.21	Security Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)
10.22	Employment Agreement with Ryan Ashton. (2)
10.23	Employment Agreement with Jeffrey A. Rona. (2)
10.24	Employment Agreement with Robert Jenison. (2)
10.25	Lease Agreement between JTM, Inc. and Great Basin, dated April 26, 2010, as amended by that certain amendment dated July 1, 2012 (South Side Lease). (1)
10.26	Lease Agreement between JTM, Inc. and Great Basin, dated September 6, 2012 (North Side Lease). (1)
10.27	Loan and Issuance Agreement by and between Great Basin and Spring Forth Investments, LLC, dated July 18, 2014. (1)
10.28	Promissory Note dated July 18, 2014 in favor of Spring Forth Investments, LLC. (1)
10.29	Form of Warrant to Purchase Common Stock. (4)
10.30	Form of Warrant to Purchase Common Stock or Preferred Stock. (4)
10.31	Form of Series A Warrant. (3)
10.32	Form of Series B Warrant. (3)
10.33	Form of Warrant to Purchase Common Stock. (4)
10.34	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (7)
10.35	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)
10.36	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)
10.37	Loan Agreement between Great Basin and Spring Forth Investments, LLC, dated February 12, 2015. (5)
10.38	Office Lease between Bay Pacific East South Temple, LLC and Great Basin Scientific, Inc. (8)

Exhibit No.	Description
10.39	First Amendment to Lease between Bay Pacific East South Temple, LLC and Great Basin Scientific, Inc. (8)
10.40	Form of Amendment Agreement dated September 21, 2015. (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.

(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.

(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 2, 2015, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on August 28, 2015, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on September 21, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: November 16, 2015	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)