Form 10-K
period 2015-12-31
Great Basin Scientific, Inc.
filed 2016-03-01
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30th, 2015, was $17.8 million.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2016 was 114,231,984.

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Act of 1934, in connection with the Registrant’s 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in “Item 1A. Risk Factors,” “Item 7. Management Discussion and Analysis of Financial Condition and Result of Operations,” and “Item 1. Business” sections. In some cases, you can identify these forward- looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this 10-K, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all of our revenue will be derived from sales of our C. diff and Group B Strep diagnostic tests;

•	our ability to expand our sales and marketing capabilities to increase demand for C. diff, Group B Strep and any other diagnostic tests we may develop and gain approval for;

•	our ability to develop additional revenue opportunities, including new diagnostic tests;

•	the timing of regulatory submissions;

•	our ability to maintain regulatory approval of our current diagnostic test and to obtain and maintain regulatory approval for any other diagnostic test we may develop;

•	approvals for clinical trials may be delayed or withheld by regulatory agencies;

•	pre-clinical and clinical studies may not be successful or confirm earlier results or may not meet expectations, regulatory requirements or performance thresholds for commercial success;

•	risks relating to the timing and costs of clinical trials and other expenses;

•	management and employee operations and execution risks;

•	loss of key personnel;

•	competition in the markets we serve;

•	our ability to manufacture our C. diff, Group B Strep and other diagnostic tests we may develop at sufficient volumes to meet customer needs;

•	our ability to reduce the cost to manufacture our C. diff, Group B Strep and other diagnostic tests;

•	risks related to market acceptance of diagnostic tests;

•	intellectual property risks;

•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing and timing of product launches;

•	our ability to fund our working capital requirements;

•	risks associated with the uncertainty of future financial results;

•	risks related to our proposed Additional Reverse Stock Split;

•	risks related to our outstanding convertible notes and Series D warrants;

•	risks associated with raising additional capital when needed and at reasonable terms; and

•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

These risks are not exhaustive. Other sections of this annual report on Form 10-K may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward looking statements. You should read this annual report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. Except as required by law, we undertake no obligation to update publicly any forward looking statements for any reason after the date of this annual report on Form 10-K or to conform these statements to actual results or to changes in our expectations.

We qualify all of our forward looking statements by these cautionary statements

PART I

ITEM 1. BUSINESS.

Overview

We are a molecular diagnostic testing company focused on the development and commercialization of our patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. We believe that small to medium sized hospital laboratories, those under 400 beds, are in need of simpler and more affordable molecular diagnostic testing methods. We market a system that combines both affordability and ease-of-use, when compared to other commercially available molecular testing methods, which we believe will accelerate the adoption of molecular testing in small to medium sized hospitals. Our system includes an analyzer, which we provide for our customers’ use without charge in the United States, and a diagnostic cartridge, which we sell to our customers. For purposes of this 10-K, we use the term “assay(s)” to describe our existing diagnostic test product as well as our diagnostic test products under development. Our testing platform has the capability to identify up to 64 individual targets at one time. If the assay identifies one to three targets, we refer to them as low-plex tests, or tests, and if they identify four or more targets we refer to them as multi-plex panels, or panels.

We currently have two commercially available tests, our first for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April 2012 and our second for Group B Strep, which received clearance from the FDA in April 2015 and launched commercially in June 2015. We filed 510(k) applications for two of our tests in the second half of 2015, Staph ID/R and STEC, each of which is currently under review by the FDA. Our customers consist of hospitals, clinics, laboratories and other healthcare providers in the United States, the European Union and New Zealand.

Molecular diagnostic testing generally reduces test time from days to hours compared to culture methods, and typically provides much more accurate results than non-molecular rapid assays. Culture testing utilizes a sample taken from a patient, which is incubated in a culture medium; the operator waits for the microorganisms, if there are any, to grow until they are in large enough quantities to be detected. This method can take days and in some cases requires highly trained laboratory technicians to perform the tests and interpret the results. The accuracy of culture-based methods has been shown to be lower than that of molecular-based approaches. For example, in a multi-arm, multicenter clinical study using our C. diff test, we increased detection sensitivity nearly 20% as compared to the culture-based arm. Molecular testing methods, like our system, utilize technologies to multiply the DNA from a small sample until it can be detected by an automated, visual system. A key difference between our system and other molecular systems is our use of a low-cost, but highly sensitive, semiconductor chip based detection system. This allows us to utilize existing components, for example digital camera components, to provide visual evidence of the result. This provides more accurate answers generally in hours and can be operated by technicians with less extensive training than is required for culture testing. We believe these advantages can lead to shortened hospital stays and improved patient outcomes, resulting in reduced costs for hospitals that implement molecular testing in their labs. We believe this improvement in the time to result and the quality of those results has led to a fast-growing market for molecular diagnostic systems at hospitals. We believe our system is well positioned to meet this need and attract new customers. As of December 31, 2015, we had 207 customers worldwide (186 in the United States and 21 in the rest of the world), who use an aggregate of 428 of our analyzers.

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

Our Strategy

Our goal is to become the leading provider of sample-to-result, multiplex and low-plex molecular diagnostic testing in infectious disease by leveraging the strengths of our affordable diagnostic testing platform. We intend to expand the use of our platform by targeting small to medium sized hospitals in the United States with fewer than 400 beds. We believe that our low-cost platform will be attractive to these hospitals in particular, which may not otherwise have sufficient resources to justify the purchase of a molecular diagnostic sample-to-result solution. To achieve this objective, we intend to do the following:

•	Leverage our Low-Cost Platform to Penetrate the Small and Medium Sized Hospital Market. We provide our customers with our analyzer at no cost and sell them the disposable, single-use diagnostic cartridges. This allows us to avoid the long sales cycle inherent in selling capital equipment and expand into hospitals that previously could not afford to implement a molecular diagnostic platform.

•	Accelerate the Growth of our U.S. Customer Base. We intend to expand our sales force to target small to medium hospitals in the United States. We anticipate that increasing our number of customers will drive sales of our diagnostic cartridges. We expect these sales will generate the majority of our revenue for the foreseeable future.

•	Expand our Menu of Molecular Diagnostic Assays. We intend to expand our assay menu to include additional assays for our platform that we believe will satisfy growing medical needs and present attractive commercial opportunities. For example, in 2014 we completed the clinical trials and filed the 510(k) application for our second test for Group B Strep, and in April 2015 we received FDA clearance for our Group B Strep test. We also filed two 510(k) applications in the second half of 2015, one for Staph ID/R and one for Shiga toxin producing E. coli. We also have a pipeline of assays in late stage product development, including pre-surgical screening, food-borne pathogens, candida, pertussis and CT/NG.

•	Reduce our Cost of Sales through Automation and Volume Purchasing. We manufacture our proprietary diagnostic cartridges and analyzers at our headquarters in Salt Lake City, Utah. We currently hand-build our diagnostic cartridges and purchase materials at higher per unit cost due to low purchase volumes. We believe that investment in automation of portions of the manufacturing and assembly process and volume purchase pricing will significantly improve our gross margins and enhance our ability to provide a low cost solution to customers.

The Great Basin Platform

Our platform, which employs a combination of proprietary and patented technology, consists of a bench top analyzer with a touch screen (or, in early models, a laptop computer) into which our self-contained, single-use diagnostic cartridges are inserted. We believe that our platform is user friendly and intuitive and provides the hospital with the ability to perform molecular diagnostic assays in an efficient and cost-effective manner.

The Analyzer	The Diagnostic Cartridge	The User Placing the Diagnostic Cartridge into the Analyzer

Once a patient specimen is received in the lab, a technician will typically perform no more than three to five steps of sample preparation before placing the sample in our disposable diagnostic cartridge and inserting it in the analyzer where the assay is run without further technician intervention. Our two FDA-cleared assays, C. diff test and Group B Strep, were rated by Clinical Laboratory Improvement Amendments of 1988, or CLIA, as moderately complex, which typically eliminates the need for highly-trained and expensive molecular technicians to run the assays, bringing additional cost benefit to our customers. We expect our future assays to be rated moderately complex or meet CLIA waiver criteria, which is reserved for assays that are simple and are judged by the FDA to present a low risk for erroneous results.

Our platform provides accurate results in 45 to 115 minutes depending on the assays. The speed of our assays allows for early diagnosis and treatment, which we believe can lead to better patient outcomes and reduced cost to the hospital.

We believe that our platform and related assays offer small-to-medium sized hospitals the following benefits:

•	Ease of Use. Our platform is a sample-to-result system. Sample preparation can be completed in three to five steps that typically take no more than five minutes. Once the diagnostic cartridge is placed in the analyzer, the technician does not need to monitor the assay and can complete other unrelated tasks. The assay is complete in 45 to 115 minutes depending on the assay.

•	Cost Savings. We believe that our pricing strategy makes it possible for many small-to-medium sized hospitals that have cost constraints to adopt molecular testing. We provide the customer the use of our analyzer for no upfront charge, while we retain ownership. We then sell our assays to the hospital at a cost that we believe is similar to or less expensive than other molecular diagnostic solutions. This reduces the up-front cost for the customer, minimizes customer approval processes and accelerates adoption of our platform.

•	Versatile Platform with the Capability to Deliver a Broad Assay Menu. We believe our platform has broad potential application across a number of areas in molecular diagnostic testing for infectious disease, including the detection of pathogens from whole blood samples. The same analyzer can be utilized for all of our planned future assays.

•	Low-cost Low-plex tests. We believe our platform, including our low-cost chip detection and our single-use diagnostic cartridge, has a cost structure that will allow us to compete effectively in the market for low-plex tests with 1-3 answers like C. diff or Pre-surgical and MRSA screening. We expect our low-plex tests like C. diff to drive system placements as hospitals convert from traditional testing methods.

•	Ability to Multiplex. Our platform has the technical ability to analyze up to 64 distinct targets in a single diagnostic panel, including controls. We refer to any test of more than four targets as a multi-plex panel. We believe that this capability will allow hospitals to test for multiple possible causes of an individual patient’s symptoms in a one-step detection process. This capability will reduce the time required for a laboratory to perform a diagnostic analysis that involves testing for multiple infectious disease pathogens. Without our platform, similar testing would require the hospital to run multiple, separate molecular or non-molecular diagnostic assays. Although our C. diff test currently detects a single pathogen, referred to as a low-plex test, two of our tests in development, Staph Identification and Resistance (ID/R) panel and the food borne pathogen panel, will utilize the multiplexing technology. We recently filed a 510(k) application for our Staph ID/R panel.

Our Molecular Testing Process

In our molecular testing process, a clinician places a clinical specimen—processed or unprocessed—into the diagnostic cartridge (such as stool or blood), caps the cartridge and then places the diagnostic cartridge into the analyzer. The assay routine is initiated in the analyzer and starts a simple automated process. Within the instrument, mechanical valves are present to control the flow of fluid through the cartridge and to pierce the blister packs containing the required buffers, solutions and reagents to perform the selected assay. Low cost, reliable heaters are present for assay processing. Imaging occurs with a compact digital camera placed over a window in the cartridge above the chip. Proprietary software interprets the image and provides a clinical result to the laboratory.

The disposable diagnostic cartridge contains—in blister packs or freeze dried pellets—all of the reagents required to run the applicable assay. The three steps of a molecular assay (sample preparation, amplification, and detection) are performed in chambers present on the cartridge. All waste is collected in a chamber that is part of the diagnostic cartridge, significantly reducing the risk of lab contamination. After the assay is completed and the result is obtained, the diagnostic cartridge is disposed of with the hospital’s other medical waste.

To simplify processing within the analyzer, fluids are moved within the diagnostic cartridge through relatively large channels by exploiting pressure differences. Proprietary features have been designed into the diagnostic cartridge to allow for bubble-free fluid movement and sensor design permits accurate and precise volumetric delivery.

Our Assay Menu

We have received FDA clearance and a CE mark for two assays, C. diff and Group B Strep. We began marketing the C. diff test in Europe in the first quarter of 2012 and in the United States in the fourth quarter of 2012. We received clearance from the FDA in April 2015 for our second diagnostic test for Group B Strep and launched this test commercially in June 2015. We filed a 510(k) application for our Staph ID/R trial in the third quarter of 2015 and our Shiga toxin producing E. coli in the fourth quarter of 2015. We also have three other diagnostic assays in the late stages of product development: (i) a Staphylococcus aureus Pre-Surgical screening test, (ii) Stool Bacterial Pathogenic panel, and (iii) Candida Blood Infections panel. We also have a pipeline of assays in an early stage of development, including chlamydia/gonorrhea, respiratory testing, and sepsis (blood infection) panels.

Our Commercial Tests:

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

Our C. diff test is a rapid medical diagnostic test for the detection of C. diff, a gram-positive bacteria that causes severe diarrhea and other intestinal disorders. The test detects the presence of the C. diff toxin B gene, or tcdB gene, in the pathogenicity locus, or PaLOC region of C. diff, present in all known toxigenic strains, to diagnose the toxin in a patient’s stool. The test requires minimal sample preparation and can deliver results in under 90 minutes. A swab from loose stool is placed into transfer solution and a portion of this solution is placed into the diagnostic cartridge. The diagnostic cartridge is then placed into the analyzer.

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

Our Group B Strep test is designed to detect Group B Strep from an anal/vaginal swab taken from a pregnant woman. Hospitals can use our test to identify Group B Strep colonization in pregnant women, who can then be treated with antibiotics to reduce the risk of transmission to the baby, reducing the risk of development of sepsis in the newborn. We received clearance from the FDA in April 2015 for our Group B Strep test and launched it commercially in June 2015.

Our Assays Under Review with the FDA

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

Our Staph ID/R panel is designed to be a multiplex panel to (i) identify species of Staphylococcus infections based on the detection of highly discriminatory and specific DNA sequences within a bacterial replication gene, (ii) detect the mecA gene, which confers drug resistance, directly from positive blood cultures and (iii) provide information on the antibiotic resistance profile of the bacteria. This test is designed to produce a result in less than one hour. Our Staph ID/R panel is designed to provide over 99% positive predictive value, or PPV, after only two blood draws, accelerating time to patient diagnosis and appropriate treatment.

With existing Staphylococcus tests, nearly one third of all positive blood cultures are not true infections, and result from contamination during the blood draw. On the other hand, in our study of 99 single-pathogen clinical samples, our test demonstrated 99% accuracy in identifying different Staphylococcus species. Our Staph ID/R panel’s increased ability to distinguish true infections from false positives is due to its ability to differentiate among seven species of Staphylococcus, and as a result, to distinguish between true infection and contaminants. We filed a 510(k) application for our Staph ID/R panel in August 2015.

Shiga Toxin Producing E.Coli (STEC) Test

Escherichia coli (E. coli) bacteria normally live in the intestines of healthy people and animals. Most varieties of E. coli are harmless or cause relatively brief diarrhea, but a few strains, such as E. coli O157:H7, can cause severe abdominal cramps, bloody diarrhea and vomiting.

Our STEC Test is designed to be a rapid test that identifies Shiga toxin produced by E. coli, including E. coli O157:H7 which is the most serious type of E. coli contracted from contaminated food. We filed a 510(k) application for our STEC test in October 2015.

Our Assays in Development

Staphyloccocus aureus Pre-Surgical Nasal Screen

Staphyloccocus aureus (SA) often colonizes the nasal passages and other warm moist areas in healthy humans. Harmless in most circumstances, the colonization represents real risk to patients undergoing surgery. In fact studies have shown the relative risk of post-surgical infection is up to eight and a half times greater in carriers of SA than in non-carriers.

We expect that our SA nasal screening test will be a rapid test for the presence of SA in the nasal passages of a pre-surgical patient. If approved, we believe that hospitals will be able to use our test to identify pre-surgical patients who are SA carriers and treat those patients with topical antibiotics, which has been shown in multiple peer-reviewed studies to significantly reduce the risk of post-surgical infection.

Stool Bacterial Pathogenic Panel

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

We expect that our Stool Bacterial Pathogenic panel will detect the main causes of food poisoning. If approved, we believe that hospitals will be able to use our panel to identify the causative pathogen of food poisoning and provide appropriate treatment quickly, improving patient outcomes. Additionally, the results may be used to aid public health agencies to track causes of food poisoning outbreaks.

Candida Blood Infections Panel

According to the United States Center for Disease Control there are 46,000 Candida blood infections annually in the U.S. Candida infections, although rare, have mortality rates as high as 40% if not diagnosed quickly. Our candida panel is a multiplex panel that will be designed to identify five species of Candida directly from positive blood cultures. We expect to complete product development and begin a clinical trial on our Candida panel in second half of 2016.

Pertussis

Pertussis, also known as whooping cough, is a highly contagious respiratory disease caused by the bacterium Bordetella pertussis. In 2012, there were over 48,000 cases reported in the United States and over 16 million worldwide. We expect to complete the pre-clinical development of our Pertussis test in the first half of 2016.

Chlamydia tracomatis / Neisseria gonorrhoeae.

According to the CDC, there are over 1.4 million new reported CT infections each year however, it is estimated that there are over 2.8 million infections in the U.S. CT can cause cervicitis in women and urethritis and proctitis in both men and women. Chlamydial infections in women can lead to serious consequences including pelvic inflammatory disease (PID), tubal factor infertility, ectopic pregnancy, and chronic pelvic pain. Gonorrhea is a very common infectious disease. CDC estimates that approximately 820,000 new gonorrheal infections occur in the United States each year, and that less than half of these infections are detected and reported to CDC. CDC estimates that 570,000 of them were among young people 15-24 years of age. In 2013, 333,004 cases of gonorrhea were reported to CDC. We expect to complete the pre-clinical development of our CT/NG test in the second half of 2016.

Our Technology

Our proprietary and patented technology is based on detection of DNA targets on a coated silicon chip with results visible to the naked eye. DNA naturally forms a double-stranded structure, with each strand binding with high affinity and selectivity to a complementary strand. Our technology can detect DNA target strands of interest by attaching complementary strands of DNA to the chip surface, called capture probes, using our proprietary technology and processes. The capture probe can thereby immobilize the DNA target of interest. In order for the DNA target to be detected, it is labeled with biotin, a small molecule which can be used to create a signal in the diagnostic test. Biotin, immobilized onto the chip surface via DNA target hybridization to the DNA probe, will bind to a molecule which recognizes biotin and is conjugated to a signal generating enzyme, horseradish peroxidase, or HRP. Immobilized HRP can be reacted with a complex mixture to create a large colored product which deposits on the chip surface. This deposit causes the color of the chip surface to change. This color change is readily apparent to the naked eye as a dot in the vicinity of the DNA probe. In order to create tests with appropriate sensitivity for the given clinical indication, we can either amplify the quantity of DNA targets of interest or amplify the biotin-based signal. Each of these amplification approaches also serve to label DNA target(s) of interest with biotin.

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

Our platform is also capable of performing polymerase chain reaction, or PCR, which is a widely used method of DNA amplification. Our Group B Strep test is our first commercial test to utilize PCR.

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

Based on papers published in peer-reviewed journals, we believe our AMPED detector to be among the most sensitive in the industry with a proven limit of detection of 20,000 DNA molecules. We believe this limit of detection will be more than adequate for us to develop assays focused on the nascent “direct from whole blood” market which we believe has the potential to be exceptionally disruptive by eliminating the need for culturing blood prior to testing. Currently patients suspected of having a blood infection (sepsis) have their blood drawn. That sample is then cultured for a day before testing, but published studies consistently show that treatment within 12 hours of symptoms has significant clinical benefit. Direct from whole blood testing has the potential to eliminate the need for culture, speeding diagnosis to under 12 hours, thus potentially improving patient morbidity and mortality.

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

Advantages of Our Technology

Low Cost Design. Our technology was designed to use injection molded parts and filled blister packs can be produced in high volumes at relatively low cost. Production of the coated silicon chip uses existing semi-conductor processes and capital equipment. Our isothermal target amplification uses a relatively inexpensive heater which does not need to actively manage heat with coolers and fans. A low cost digital camera captures the visible results. Our proprietary DNA probe chemistry enables us to produce assays at relatively low cost.

Easy to Perform On-demand Testing. Our technology uses a sample-to-result approach. The customer loads a liquid clinical specimen into the diagnostic cartridge, closes it, inserts it into the analyzer and enters patient information to initiate each assay. The results are automatically generated with no user interpretation or intervention required. Hands-on time is less than 10 minutes for our C. diff test and we expect hands-on time to be generally less than 5 minutes for assays under development. Additionally, on-demand testing allows the technician to test samples as they come into the laboratory. Finally, the presence of comprehensive built-in controls means that the technician is not required to test external control samples to assure the quality of assay results. This allows laboratories to be more efficient with limited resources.

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

Ease of Development of New Assays. Early diagnostic test prototypes can be developed using our standard 96 well plates capable of processing 96 samples in a single experiment, rather than processing individual samples in the analyzer. We believe that this capability allows us to more easily develop and optimize new assays before transferring the design to the instrumented platform. Additionally, well-established software tools enable us to design and develop DNA probes and primers. The flexibility of the cartridge design allows for utilization of an efficient, low-cost approach for sample processing.

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

Pursuant to the terms of these license agreements, we pay royalty fees in the aggregate equal to 14% of our worldwide “Net Sales” of those products that use these technologies (as defined and adjusted pursuant to the terms of the applicable license agreements). Our C. diff product is our only commercial product that uses these technologies. Our products under review by the FDA and all of our products under development do not use these technologies and will not be subject to royalty fees.

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

•	C. diff. According to the Agency for Healthcare Research and Quality, there are 347,000 cases of C. diff annually in the United States;

•	Group B Strep. According to the CDC, there were 4.0 million live births in the United States in 2012 and nearly every pregnant woman in the United States is tested for Group B Strep in the late third trimester;

•	Staphylococcus Identification and Resistance Panel. According to a market survey, there are 4.2 million positive blood cultures each year in the United States;

•	Shiga Toxin Producing E. coli. According to the Agency for Healthcare Research and Quality, there were nearly five million U.S. Hospital visits in 2010 for gastrointestinal distress that suggested food-borne illness and each of these patients could potentially be tested for STEC;

•	Staph Aureus Pre-Surgical Screening. According to the CDC, there were 51.4 million in-patient and outpatient surgeries in the United States in 2010. These surgeries represent the primary market for our SA Pre-Surgical Nasal Screen test, as every surgical patient could potentially be tested; and

•	Stool Bacterial Pathogenic Panel. According to the Agency for Healthcare Research and Quality, there were nearly five million U.S. hospital visits in 2010 for gastrointestinal distress that suggested food-borne illness and each of these patients could potentially be tested for food borne pathogens.

We anticipate that the market for the molecular diagnostic assays on which we are focused will increase significantly over the next several years. We believe that many factors are driving growth of this market, particularly the accelerating adoption of molecular testing inside the hospital micro-biology lab. Based on published research we believe that fewer than half of all hospitals are currently using molecular testing for their infectious disease testing. More importantly, we believe that a far smaller fraction of all testing done in hospital labs is molecular. We believe that as molecular testing becomes more cost effective, its advantages of faster time to result and higher sensitivity relative to legacy testing methods will lead more and more hospitals to convert to molecular testing.

Our diagnostic tests are currently sold in the United States, Europe and New Zealand. We currently utilize a direct sales and support team in the United States and in certain key European countries and New Zealand utilize distributors, which we expect will be augmented by marketing partners and distributors in other strategic areas as we expand internationally.

According to the US Center for Disease Control, in 2011 there were approximately 5,700 hospitals in the United States, approximately 4,900 of which are under 400 beds and which we refer to as small to medium sized hospitals. According to outside research, fewer than half of those smaller hospitals have made the switch to molecular methods for diagnosing infectious disease. Based on our competitors’ public statements and published independent reports, we believe that 20% of small-to-medium sized hospitals have a sample to result molecular system. We believe these hospitals are excellent candidates for our molecular diagnostic systems. We believe that our platform will enable these hospitals—many of which could not previously afford more expensive or complex molecular diagnostic testing platforms—to modernize their laboratory testing and provide better patient care at an affordable cost.

As of December 31, 2015, we have 21 sites in evaluation or scheduled to begin an evaluation in the first quarter of 2016. During the evaluation period, potential customers utilize our platform alongside their current testing method (molecular or non-molecular) and at the end of the evaluation period determine if they are interested in switching to our platform, as evidenced by the purchase of our assays on a recurring basis, or by remaining with their current testing method. Our recent customer and evaluation history is as follows:

	U.S. Customers	Active Evaluations (1)	Scheduled Evaluation
Third Quarter 2014	80	4	1
Fourth Quarter 2014	84	15	28
First Quarter 2015	101	27	25
Second Quarter 2015	115	12	37
Third Quarter 2015	143	13	51
Fourth Quarter 2015	186	11	20
January 31, 2016	201	8	13

(1)	In process at the end of the quarter or month

Research and Development

As of December 31, 2015 we had 36 employees focused on research and development. Our research and development expenditures were approximately $8.5 million, and $4.6 million for the year ended December 31, 2015 and 2014, respectively. The increase in research and development expenses from 2014 to 2015 was primarily due to our focus on growing our diagnostic assay pipeline and continuation of two clinical trials and the 510(k) regulatory filings for our STEC and Staph ID/R products. In the future we expect our research and development expenses to continue to increase as we allocate additional resources to developing and obtaining regulatory approval for assays under development. We will also allocate research and development resources to improve our product reliability and enhance our diagnostic cartridge manufacturing process.

In addition to the two assays we have cleared, the two assays under review with the FDA or the six assays in late stage development. Our product offerings will include low-plex tests, multi-plex panels and direct from whole blood tests or panels.

Our molecular assay for Group B Strep is a class II device for which we received FDA clearance in April 2015. The molecular test detects Group B Strep from rectal/vaginal swabs obtained from pregnant women and incubated overnight in culture medium. The study was performed at three U.S. hospital laboratories: Indiana University School of Medicine; Medical College of Wisconsin; and Tricore Laboratories. Each site tested approximately 250 growth positive LIM broths (750-800 total samples). Each tested sample was compared to a gold standard culture-based method.

We anticipate that our molecular panel for Staphylococcus blood infections, Staph ID/R, will be a class II device requiring a 510(k) clearance. To support the submission we are running a multi-center study at three to four U.S. hospital laboratories, Tricore Laboratories, Indiana University Health, ARUP and Primary Children’s Medical

Center, Salt Lake City. The four sites collectively tested approximately 785 samples. Each sample will be compared to two culture reference methods as required by the FDA, an automated biochemical method for species identification and cefoxitin disk diffusion for mecA gene detection. The study design was reviewed by the FDA in their pre-Submission process.

We anticipate that our molecular assay for Shiga toxin producing E. coli, STEC, will be a class II device requiring a 510(k) clearance. To support the submission we are running a multi-center study at five U.S. hospital laboratories, Tricore Laboratories, Medical College of Wisconsin, Laboratory Alliance of Central New York, Children’s Hospital LA and Primary Children’s Medical Center, Salt Lake City. The five sites collectively tested approximately 1,115 samples. Each sample will be compared to three different reference methods, an FDA approved broth/EIA test to detect Shiga toxin, a validated DNA sequencing method also to detect Shiga toxin, and a plate culture/latex agglutination test to detect serotype O157. The study design was reviewed by the FDA in their pre-submission process.

Manufacturing

We manufacture our proprietary diagnostic cartridges and analyzers in Salt Lake City, Utah. We currently hand-build our diagnostic cartridges and purchase materials at higher per unit cost due to lower purchase volumes. We believe that investment in automation of portions of our manufacturing and assembly process and volume purchase pricing will significantly improve our gross margins and enhance our ability to provide a low cost solution to customers. We perform reagent formulation, diagnostic cartridge manufacturing and packaging of final components and diagnostic cartridges in accordance with applicable guidelines for medical device manufacturing. We currently lease approximately 33,000 square feet of manufacturing space, which we believe will be adequate to meet our manufacturing needs for the foreseeable future. The lease expires in April 2016 and has two options, each for a three year renewal term. We also rely on third party suppliers, including sole source suppliers in certain instances, for certain reagents used in our products and much of the disposable component molding for our test cartridges.

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

Sales and Marketing

Our current sales and marketing strategy is to expand the installed base and utilization of our platform and diagnostic assays. Our C. diff test is sold in the United States through a nine person direct sales force and a technical specialist service organization of four, which is supported by a centralized team of marketing, customer support, and technical support personnel.

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

In the United States, our sales cycle typically includes customer evaluations, a decision to use our platform and then validations of our platform and the C. diff test. Upon successful validation the evaluating entity becomes a customer. This process has taken between 25 and 64 days from the time we install the analyzer at the evaluation site and has been decreasing. We believe that the sales cycle has been reduced over time due to higher market acceptance of molecular testing for infectious diseases and improvement we have made to the selling process.

For example, for our customers that run the C. diff test, from initial commercialization through the end of 2014, the sales cycle was 61 days, during the first half of 2015 the sales cycle was 64 days and during the second half of 2015 was 30 days.

The analyzer is provided to the customer for their use with our assay but we retain ownership and control of the analyzer; we refer to our relationship with our customers as a vending machine model (or modified razor / razor blade). The customer buys our proprietary diagnostic cartridge from us and utilizes one disposable test cartridge each time they run an assay. Our revenue from U.S. customers is derived solely from the sales of assays.

We refer to the percentage of customers that elect to switch to our platform and purchase our diagnostic tests after receiving and evaluating our platform as our “win rate”. This is a metric that we use to determine our sales efficiency and our market acceptance. Our win rate calculation is determined without any minimum or recurring purchase threshold. Our win rates over various periods since we launched our C. diff product commercially are as follows:

	Number of Evaluations	Win Rate
Full Year 2013	86	69%
Full Year 2014	49	76%
Full Year 2015	133	86%
Since Commercial Launch	272	79%

We offer our C. diff test and our platform for sale in the European Union and New Zealand through a network of distributors. Unlike the U.S. market, we sell the platform and assay to the distributor, who then sells them directly to the customer.

Customers

In the 12 month period that ended on December 31, 2015, one customer, Vista Clinical Lab, represented 7.4% of our total revenue. For the year ended December 31, 2014 one customer, Vista Clinical Lab, represented 10.9% of our total revenue. No other customers accounted for more than 10% of our total revenue during these periods.

We define customers in terms of the number of customer sites actively reporting results using our platform. As of January 31, 2016, we had 222 customers worldwide (201 in the United States and 21 in the rest of the world), who use an aggregate of 453 analyzers.

Our U.S. customers represented approximately 98% of our total revenue for the 12 months ended December 31, 2015 and approximately 97% of our total revenue in 2014. We do not enter into sales agreements with our U.S. customers and sell our products using purchase orders. We enter into distribution agreements with distribution partners for sales outside the U.S.

Competition

We primarily compete with other molecular diagnostic testing manufacturers, such as Cepheid, Meridian Bioscience, Inc., Nanosphere, Inc., Qiagen NV, Roche Diagnostics, Quidel Corporation, bioMerieux (which recently acquired Biofire Diagnostics, Inc.), T2 Biosystems, Becton, Dickinson and Company, GenMark Diagnostics, Inc., Hologic and others. We believe that we compete primarily on the basis of our platform’s speed, accuracy, ease of use and relatively low cost. We believe that the approval of additional assays will make our solution more attractive to our customers and prospective customers.

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

We have an issued patent covering bpHDA, which is used in our C. diff test. bpHDA, or Blocked Primer Helicase Dependent Amplification, is our patented technology creating “target-dependent hot start” functionality in HDA amplification reactions. bpHDA utilizes a blocked primer technology such that amplification is not activated until the target analyte of interest is bound to the blocked primer at an elevated temperature used for HDA amplification, wherein the block is removed by a highly specific enzyme, allowing for amplification to proceed. We believe this approach significantly improves assay speed and limits of sensitivity such that single cells present in clinical specimens may be amplified to detectable levels in as few as 17 minutes. Multiplex product development is also simplified, allowing for more complex assays in a single reaction with up to four unique primer sets demonstrated to work since December 31, 2014.

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

Regulation by the FDA

In the United States, the FDCA, FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale and distribution of medical devices, including molecular diagnostic test kits and instrumentation platforms. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Most Class I devices and some Class II devices are exempted by regulation from FDA’s premarket review requirement and can be commercialized without prior authorization from the FDA. Some Class I devices that have not been so exempted and most Class II devices are eligible for marketing through the 510(k) clearance process. By contrast, devices placed in Class III generally require PMA or 510(k) de novo clearance prior to commercial marketing. We anticipate that our molecular assays for Staphylococcus blood infections, Shiga toxin producing E. coli, and Staph ID/R will each be a Class II device requiring a 510(k) clearance.

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

PMA Applications

PMA applications must be supported by valid scientific evidence, which typically requires extensive performance data, including technical, pre-clinical, clinical and stability data, to demonstrate the safety and effectiveness of the device. A PMA application must also include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and the proposed labeling. Payment of a user fee is required for FDA to initiate review of a PMA application.

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

Although FDA review of an initial PMA application is required by statute to take between six to ten months, these reviews typically take longer (e.g., up to 2 years) due to stoppage of the FDA review clock to address requests for additional information. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	if it is not demonstrated that there is reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the proposed labeling;

•	if the data from pre-clinical studies and clinical trials may be insufficient to support approval; and

•	if the manufacturing process, methods, controls or facilities used for the manufacture, processing, packing or installation of the device do not meet applicable requirements.

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

Our facilities are also subject to periodic inspection by the FDA and foreign regulatory agencies for, among other things, conformance to the FDA’s QSR and current Good Manufacturing Practice requirements, as well as applicable foreign or international standards. The results of these inspections can include inspectional observations, which are recorded on FDA Form 483, regarding potential violations of the FDCA and related laws, warning letters, or other forms of enforcement. On February 27, 2013, the FDA issued a Form 483 after inspecting our manufacturing facility in Salt Lake City, Utah. The Form 483 included 17 observations of non-compliance with FDA’s requirements. These observations included the material finding of the FDA’s inspection which were noted in the Form 483 were that we did not have appropriate environmental testing to ensure that our contamination controls were adequate and our design history file was not complete. The FDA’s observations listed on a Form 483 do not constitute a final determination that we were in violation of any law or regulation and in response to the Form 483 we took corrective actions to address all 17 observations, including revising manufacturing and quality procedures, training personnel, and reconfiguring our existing manufacturing facilities, and informed the FDA that all observations had been resolved in a final update letter on February 7, 2014. We received a letter from the FDA, dated July 22, 2014, informing us that the inspection is closed. We do not anticipate the FDA to take further action or provide further notice with regard to this matter.

International Regulations

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

The European Union, or EU, which consists of 25 member countries, has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture, labeling, clinical trials and adverse event reporting for medical devices. Devices that comply with the requirements of relevant directives will be entitled to bear CE conformity marking, and, accordingly, can be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror these directives. The method for assessing conformity varies depending upon the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, which is an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment in one country within the EU is required for a manufacturer to commercially distribute the product throughout the EU. In addition, compliance with voluntary harmonizing standards ISO 9001 and ISO 13845 issued by the International Organization for Standards establishes the presumption of conformity with the essential requirements for a CE marking. In order to maintain CE Mark certification, we are subject to both announced and unannounced inspections by the notified body. Significant changes to the device or manufacturer’s quality system are also subject to approval by the notified body. Reporting of certain adverse events and product recalls to the national health authorities is required for compliance with the directive. Member states may also require registration of devices and translation of labeling into national languages.

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

Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)

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

Fraud and Abuse Regulations

We are subject to numerous federal and state healthcare anti-fraud laws, including the federal anti-kickback statute and False Claims Act that are intended to reduce waste, fraud and abuse in the healthcare industry. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than healthcare, including certain payments for consulting and other personal services, some discounting arrangements, the provision of gifts and business courtesies, the furnishing of free supplies and services, and waivers of payments. In addition, many states have enacted or are considering laws that limit arrangements between medical device manufacturers and physicians and other healthcare providers and require significant public disclosure concerning permitted arrangements. These laws are vigorously enforced against medical device manufacturers and have resulted in manufacturers paying significant fines and penalties and being subject to stringent corrective action plans and reporting obligations. We must—and do—operate our business within the requirements of these laws and, if we are ever accused of violating them, we could be forced to expend significant resources on investigation, remediation and monetary penalties.

Employees

As of December 31, 2015, we have 134 full-time employees located in Salt Lake City, Utah and other locations throughout the United States. We also contract for hire with approximately two outside consultants and contractors.

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

Molecular diagnostic development, which includes research and development, pre-clinical and human clinical trials, is a time-consuming and expensive process that takes years to complete. We expect that our expenses will increase substantially as we move new assays through human clinical trials, seek regulatory approvals, and pursue development of additional innovations. If we obtain marketing approval for the diagnostic tests that we develop, license, or acquire, we expect to incur significant commercialization expenses related to regulatory compliance requirements, sales and marketing, manufacturing and distribution. Net loss for the 12 months ended December 31, 2015 and 2014, was approximately $57.9 million and $21.7 million, respectively. As of December 31, 2015 and December 31, 2014, we had an accumulated deficit of $121.9 million and $64.0 million, respectively. As discussed in Note 3 to the audited financial statements, our recurring operating losses from operations and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development and commercialization of our platform and seek regulatory approval for additional assays. Accordingly, our ability to continue as a going concern depends on our ability to obtain additional financing to fund our operations and there can be no assurance that additional financing will be available to us or that such financing, if available, will be available on favorable terms. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. Our ability to continue as a going concern is contingent upon, among other factors, the release of restricted cash related to our convertible notes upon satisfaction of the conditions set forth in the terms of the convertible notes or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our business plans and initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations.

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

Our ability to use our net operating loss carryforwards is limited.

As of December 31, 2015, we had federal income tax net operating loss, or NOL, carryforwards of approximately $11.5 million and state income tax NOL carryforwards of approximately $8.2 million. These NOL carryforwards, if not previously used, will begin to expire in 2025. During 2015 we experienced a shift in our stock ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or under applicable state tax laws that currently subject our NOL carryforwards to an annual limitation. Accordingly, we were required to write off $23.2 million of net operating loss carryforwards. As a result, if we earn net taxable income in the future, the limitations on our ability to use our NOL carryforwards to reduce U.S. federal and state tax liabilities will result in increased future tax liability to us.

The design of our internal control over financial reporting is ineffective.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The Company has performed an assessment of our internal control of financial reporting as required by section 404(a) of the Sarbanes Oxley Act. Since the Company is considered to be an “emerging growth company”, we are not required to obtain an attestation of our assessment from the auditors under section 404(b) of the Sarbanes Oxley Act.

In the prior year, we identified a material weakness in our system of internal control over financial reporting relating to processes and controls over properly identifying and accounting for transactions of a complex or non-routine nature. We made progress in this area in 2015. For example, we recognized the need to engage independent consultants to assist with accounting for certain complex transactions. However, due to the nature of our complex transactions, we could not complete the fair valuations in a timely manner. Accordingly, we believe the material weakness has not been fully remediated. In addition, while performing our assessment of internal control of financial reporting, management identified certain design deficiencies relating to segregation of duties, review and approval, and verification procedures, primarily resulting from the limited number of our accounting staff available to perform such procedures. Additionally, management identified certain design deficiencies to access over information systems. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015.

Risks Related to Our Business and Industry

We have a limited commercial history upon which to base our prospects, have not generated profits and do not expect to generate profits for the foreseeable future. We may never achieve or sustain profitability.

We began operations in January 2005, and we have a limited operating history. We have not earned significant revenue to date and do not expect to earn significant revenue in the near future. We had a net loss of $57.9 million and $21.7 million in the twelve month period ending December 31, 2015 and the twelve month period ending December 31, 2014, respectively. Our accumulated deficit was $121.9 million and $64.0 million as of December 31, 2015 and December 31, 2014, respectively. Potential investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of developing new diagnostic tests, establishing or entering new markets, organizing operations and marketing procedures. The likelihood of our success must be considered in light of these risks, expenses, complications and delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the start-up nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. As discussed in Note 3 to the audited financial statements, our recurring operating losses from operations and our need for additional sources of capital to fund our ongoing operations raise substantial doubt about our ability to continue as a going concern. Any investment in our Company is therefore highly speculative and could result in the loss of your entire investment.

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

Our facilities are subject to periodic inspection by the FDA and foreign regulatory agencies and conformance to the FDA’s Quality System Regulation (the “QSR”) and current Good Manufacturing Practice requirements, as well as applicable foreign or international standards. The results of these inspections can include inspectional observations regarding potential violations of the Food, Drug and Cosmetic Act (the “FDCA”) and related laws, warning letters, restrictions on medical device sales and other forms of enforcement.

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

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•	federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, which, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	HIPAA also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the federal Foreign Corrupt Practices Act of 1997, which makes it illegal to offer or provide money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Some states, such as California, Massachusetts, Nevada, and Vermont mandate implementation of commercial compliance programs and/or impose restrictions on device manufacturer marketing practices and tracking and reporting of gifts, compensation and other remuneration to physicians.

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

We have one large customer that generates a significant amount of our revenue. Our largest customer accounted for 7.4% of our revenue for the twelve months ended December 31, 2015. The loss of any significant customer or a significant reduction in the amount of product ordered by any such customer would adversely affect our revenue, results of operations, and cash flows.

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

We had negative gross margins of 124.7% and 147.0% during the twelve months ended December 31, 2015 and 2014, respectively. The components of our cost of sales include cost of materials, supplies, labor for manufacturing, equipment and facility expenses associated with manufacturing. Facility expenses include allocated overhead comprised of rent, equipment depreciation and utilities. Due to our fixed overhead costs we will continue to experience negative gross margins unless and until we are able to significantly increase our sales volume. In addition, we currently hand-build our diagnostic cartridges. We are working to automate portions of our manufacturing and assembly process, which we believe will reduce our cartridge manufacturing costs. However, there is no assurance that we will be successful in automating our manufacturing process, and our failure to do so will materially limit our ability to reduce our cost of sales in the future.

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

The market price of our common stock has been and may continue to be subject to wide fluctuation in response to various factors, some of which are beyond our control. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this 10-K, are:

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

Certain of our outstanding warrants have anti-dilution provisions triggered by the issuance of shares of common stock and securities exercisable for shares of our common stock at prices below the then current exercise prices for such warrants, including the recent issuance of securities under our public offering of units pursuant to a Registration Statement on Form S-1 (File No. 333-207761), pursuant to which the exercise price of such warrants will be adjusted downward and could make it more likely that such warrants are exercised and dilute our current stockholders.

The exercise price for each of the Class A Warrants, Class B Warrants, Series D warrants, the Series E warrants and Subordination Warrants is subject to adjustment in the event we issue common stock or securities convertible into common stock at a price lower than the then-current exercise price. The exercise price of the Series B Warrants is subject to adjustment in the event we issue common stock or securities convertible into common stock at a price lower than the current market price.

If we issue shares of common stock or securities exercisable or convertible for shares of common stock that trigger these provisions, then the exercise price for these warrants will be reduced according to their provisions, in most cases, to the per share price of the triggering transaction. This includes the issuance of units under our public offering of securities pursuant to a Registration Statement on Form S-1 (File No. 333-207761) which reset the exercise price of the Class A Warrants, Class B Warrants, Series D Warrants and Subordination Warrants to $0.16 per share. A reduction in the exercise price of these warrants will make it more likely that they are exercised resulting in further dilution to our then current stockholders.

If we issue shares of common stock or securities exercisable or convertible for shares of common stock that trigger these provisions, then the exercise price for these warrants will be reduced according to their provisions, in most cases, to the per share price of the triggering transaction. A reduction in the exercise price of these warrants will make it more likely that they are exercised resulting in further dilution to our then current stockholders.

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

Risks Associated with our Proposed Additional Reverse Stock Split

Our stockholders are being asked to approve a proposal to authorize our board of directors to effect an additional reverse stock split of our common stock. There are risks associated with a reverse stock split, if it is approved by the shareholders and then effected.

Our stockholders are being asked to approve a proposal to effect a reverse stock split of our issued and outstanding common stock, if our board of directors, in its discretion, determines to effect a reverse stock split, by a ratio of not less than 1-for-20 and not more than 1-for-35 at any time as determined by the board of directors, with the exact ratio to be set at a whole number within this range as determined by the board of directors in its sole discretion, referred to as the “Additional Reverse Stock Split.” If our stockholders approve such proposal, we expect to effect a 1-for-20 to 1-for-35 reverse stock split of our issued and outstanding common stock. However, the board of directors reserves the right to elect to abandon and not effect the Additional Reverse Stock Split if it determines, in its sole discretion, that effecting the Additional Reverse Stock Split is not in the best interests of our Company and our stockholders. If we implement the Additional Reverse Stock Split we will be subject to certain risks associated with it, including the following:

•	We would have additional authorized shares of common stock that the board of directors could issue in future without stockholder approval, and such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders. This could have ananti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.

•	There can be no assurance that the Additional Reverse Stock Split, if completed, will achieve the benefits that we hope it will achieve. The total market capitalization of our common stock after the Additional Reverse Stock Split may be lower than the total market capitalization before the Additional Reverse Stock Split.

We intend to effect a 1-for-20 to 1-for-35 Additional Reverse Stock Split of our outstanding common stock after the date of this 10-K. However, the Additional Reverse Stock Split may not increase our stock price sufficiently and we may not be able to list our common stock on the NASDAQ Capital Market.

We expect that a 1-for-20 to 1-for-35 Additional Reverse Stock Split of our outstanding common stock will increase the market price of our common stock so that we will be able to meet the minimum bid price requirement of the Listing Rules of the NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the Additional Reverse Stock Split will not permit us to be in compliance with the applicable minimum bid or price requirements. For example, although we effected a reverse stock split on December 11, 2015, it was not sufficient to permit us to maintain compliance with NASDAQ’s $1.00 minimum bid requirement. If we are unable meet the minimum bid or price requirements, we may be unable to list our shares on the NASDAQ Capital Market,

Even if the Additional Reverse Stock Split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be able to continue to comply with the minimum bid price requirement of the NASDAQ Capital Market.

Even if the Additional Reverse Stock Split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of the NASDAQ Capital Market, or whichever exchange on which we list our common stock, there can be no assurance that the market price of our common stock following the Additional Reverse Stock Split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the Additional Reverse Stock Split, the percentage decline may be greater than would occur in the absence of the Additional Reverse Stock Split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain the minimum bid price requirement of whichever exchange on which our common stock is listed. For example, although we effected the Reverse Stock Split on December 11, 2015, it was not sufficient to permit us to maintain compliance with NASDAQ’s $1.00 minimum bid requirement. In addition to specific listing and maintenance standards, the NASDAQ Capital Market has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

Even if the Additional Reverse Stock Split increases the market price of our common stock, there can be no assurance that we will be able to comply with other continued listing standards of the NASDAQ Capital Market.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum bid price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our common stock on the NASDAQ Capital Market. Even if we effect the Additional Reverse Stock Split, we may still be subject to delisting if we fail to meet the minimum value of listed securities requirement by April 11, 2016. Our failure to meet these requirements may result in our common stock being delisted from such exchange, irrespective of our compliance with the applicable minimum bid price requirement.

Risks Related to the Note Financing

Our obligations to the holders of our Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the convertible note holders could foreclose on our assets.

Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

The holders of the Notes have certain additional rights upon an event of default under the Notes which could harm our business, financial condition and results of operations and could require us to reduce or cease or operations.

Under the Notes, the holders have certain rights upon an event of default. Such rights include (i) the remaining principal amount of the Notes bearing interest at a rate of 10% per annum, (ii) during the event of default the conversion price being adjusted to the lowest of (a) the conversion price then in effect, (b) 75% of the lowest weighted average price of the common stock during the 30 consecutive trading day period ending on the trading day immediately preceding the date of the event of default conversion and (c) 75% of the weighted average price of the common stock on the date of the applicable event of default conversion, and (iii) the holder having the right to demand redemption of all or a portion of the Notes, as described below. At any time after certain notice requirements for an event of default are triggered, a holder of Notes may require us to redeem all or any portion of the Note by delivering written notice. Each portion of the Note subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (x) 125% of the conversion amount being redeemed and (y) the product of (A) the conversion amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing price of the shares of common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the redemption notice, by (II) the lowest conversion price in effect during such period. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to reduce or cease operations.

As part of the Note Financing, we are required to repay the principal on the Notes in twelve (12) equal installments in cash or shares of common stock and we are required to issue shares upon the exercise of the Series D Warrants. The issuance of shares of our common stock issued pursuant to the Notes and related Series D Warrants, may result in significant dilution to our stockholders.

Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to the Notes and related Series D Warrants. Under the Notes and related Series D Warrants, we are required to have reserved or have designated for future issuance a number of shares of common stock necessary to effect the conversion of the Notes and the exercise of the Series D Warrants, subject to potential future anti-dilution adjustments. Currently, that reservation amount is 85,000,000 shares of common stock and increases to 120,000,000 on April 1, 2016. The price at which the Company will convert the installment amounts into common stock is equal to the lowest of (i) the then prevailing conversion price, (ii) initially 80% of the arithmetic average and (ii) after nine months from closing, 85% of the arithmetic average, in each case of the lower of (i) the three lowest daily weighted average prices of the common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the installment date and (iii) the weighted average price of the common stock on the trading day immediately preceding the installment date, subject in all cases to a floor price of $0.20.

Conversions at the election of the holder are not subject to a floor price, and at the current conversion rate of $0.16 for such conversions, the $22.1 million in principal amount of Notes would be convertible into 138,125,000 shares of our common stock, representing 120.9% dilution to current stockholders based on 114,231,984 shares of common stock issued and outstanding on February 25, 2016. For conversions in relation to the amortization payments on the Notes, if all amortization payments are made at the conversion floor price of $0.20 per share, then we could potentially issue up to a maximum of approximately 110,500,000 shares of our common stock representing 96.7% dilution to current stockholders based on 114,231,984 shares of Common Stock issued and outstanding on February 25, 2016.

Further, we issued Series D Warrants issuable to acquire 16.6% of our issued and outstanding shares of common stock on a fully-diluted basis, which are subject to a one time reset on December 31, 2016 to 16.6% of our fully diluted shares of common stock on that date. Although we have the option to settle the principal payments on the Notes in cash and certain conversion and exercise restrictions are placed upon the holders of the Notes and Series D Warrants, the issuance of material amounts of common stock by us would cause our stockholders to experience significant dilution in their investment in our Company.

The Notes have anti-dilution provisions triggered by the issuance of shares of common stock and securities exercisable for shares of our common stock at prices below the then current conversion price for the Notes, including the recent issuance of units under our public offering of securities pursuant to a Registration Statement on Form S-1 (File No. 333-207761), pursuant to which the conversion price of the Notes will be adjusted downward and could make it more likely that such Notes are converted by the holders diluting our current stockholders and requiring that we reserve more shares for issuance under the Notes, which could create an authorized share failure under the terms of the Notes.

The conversion price of the Notes, currently $0.16, is subject to reduction upon us issuing shares of our common stock or securities exercisable or convertible for shares of our common stock at a per share price below the then current conversion price. In such case, the conversion price is reduced to be equal to the lowest per share price in the triggering issuance. This includes the units issued in our public offering of securities pursuant to a Registration Statement on Form S-1 (File No. 333-207761) which reset the conversion price to $0.16 per share. A reduction in the conversion price of the Notes will make it more likely that they are converted resulting in further dilution to our then current stockholders.

Further, we are required pursuant to the terms of the securities purchase agreement pursuant to which we issued the Notes and under the terms of the Notes to maintain 120,000,000 shares of common stock as an initial reserve amount for issuance of shares upon conversion of the Notes and exercise of the related Series D Warrants. Further, we are required to reserve any additional amount of shares of common stock above the initial reserve requirement as may be necessary to settle the conversion of all the outstanding Notes and exercise of all the outstanding Series D Warrants.

Pursuant to an amendment agreement to the securities purchase agreement, the Notes and the Series D Warrants, the amount of required initial reserve has been temporarily reduced to 85,000,000 shares of common stock until 11:59:59 pm New York time on March 31, 2016 and the amount of required reserve has been fixed to be no higher than the reduced initial reserve requirement also until 11:59:59 pm New York time on March 31, 2016.

Thereafter, beginning at 12:00:00 am New York time on April 1, 2016, the provisions of the securities purchase agreement, Notes and Series D Warrants will revert to their initial provisions and the minimum number of shares we will be required to reserve pursuant to the Notes will revert to 120,000,000 shares of common stock.

Due to the expiration on April 1, 2016 of the above reductions in the required number of shares of common stock to be reserved by the Company, if the Company has not increased its authorized shares of common stock by April 1, 2016, including through the approval and implementation of the Additional Reverse Stock Split, then there will likely be an authorized share failure under the terms of the Notes and Series D Warrants. Upon occurrence of such authorized share failure the Company will have seventy-five (75) days to call a special meeting of stockholders to cure the authorized share failure. If the Company cannot cure the authorized share failure or is otherwise unable to issue shares of common stock upon conversion of the Notes or exercise of the Series D Warrants, the Company will be required to settle such obligations in cash amounts as calculated pursuant to the terms of those securities and the holder of the convertible notes will be entitled to require the Company to redeem all or any portion of the convertible notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our current headquarters and manufacturing facility is located in Salt Lake City, Utah. As of February 1, 2015, we leased approximately 33,000 square feet of building space in Salt Lake City, Utah. We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

We have signed a lease for approximately 13,399 square feet of office space located at 420 E. South Temple, Suite 520, Salt Lake City, UT 84111 for use as our executive offices and labs. Base rent payments due under the lease are expected to be approximately $1,231,526 in the aggregate over the term of the lease of 65 months beginning on December 1, 2015. While the tenant improvements are being completed, we are leasing temporary office space in the same building on a monthly basis for base rent of $8,437 per month.

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

The following table sets forth the high and low prices of our common stock, as reported by The NASDAQ Capital Market since our initial public offering, for the periods indicated:

	2014
	High	Low
Fourth Quarter (October 9 to December 31, 2014)	$544.80	$127.20

	2015
	High	Low
First Quarter	$253.20	$88.80
Second Quarter	$366.00	$151.20
Third Quarter	$192.00	$3.00
Fourth Quarter	$16.20	$0.93

	2016
	High	Low
First Quarter (as of February 25, 2016)	$0.95	$0.11

As of February 25, 2016, there were approximately 509 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

On February 25, 2016, the closing price of our common stock was $0.19 per share. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition.

Dividends

We have not paid any cash dividends on our equity security and our Board has no present intention of declaring any cash dividends. We are not prohibited from paying any dividends pursuant to any agreement or contract.

Purchases of Equity Securities by the Company and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2015.

Unregistered Sales of Securities

All unregistered sales of equity securities during the period covered by this annual report on Form 10-K were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q.

Use of Proceeds

Use of Proceeds from Initial Public Offering

On October 8, 2014, the SEC declared effective our IPO registration statement on Form S-1 (File No. 333-197954) related to 1,150,000 shares of common stock and 1,150,000 Series A Warrants, which were sold in combinations of one share of common stock and one Series A Warrant at a public offering price of $7.00 per unit; however, as a result of the offering of units by the Company on February 25, 2015, the Series A Warrants were exercisable at an exercise price of $2.20 per share. Each Series A Warrant is exercisable for one share of common stock and one Series B Warrant. In addition, the managing underwriter, Dawson James Securities, Inc. exercised its option to purchase 172,500 Series A Warrants. The IPO commenced on October 8, 2014 and has not yet terminated in relation to the Series B Warrants covered under the IPO registration statement. As of October 15, 2015, the date the Series A Warrants expired, 1,074,082 Series A Warrants had been exercised, none of which were exercised on a cashless basis. The remaining 248,418 Series A Warrants outstanding expired without being exercised. No Series B Warrants have been exercised to date. We may receive additional proceeds if any of the Series B Warrants are exercised in the future.

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

As of December 31, 2015, all of the $8.8 million of total net proceeds from our IPO has been used. We had broad discretion in the use of the net proceeds from our IPO. The table below shows a comparison of the use of proceeds as disclosed in our IPO Prospectus with the actual usage of these net proceeds (in millions):

	Disclosed use of proceeds in our IPO prospectus	Actual use of proceeds	Difference over (under)
Research and development expenses	$1.4	$1.2	$(0.2)
Sales and marketing expenses	1.4	0.9	(0.5)
Manufacture analyzers for customers	1.1	1.2	0.1
Automate manufacturing facility and increase capacity	0.2	0.5	0.3
General corporate purposes	4.7	5.0	0.3

Total net proceeds	$8.8	$8.8	$—

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,253	$170.40	45,049
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
TOTAL	13,253	$170.40	45,049

On December 11, 2015 we completed a one-for-sixty reverse stock split, and proportional adjustments were made to the number of securities to be issued upon exercise of outstanding options.

The Great Basin Scientific, Inc. 2014 Omnibus Incentive Plan

In connection with our IPO, we adopted our Omnibus Plan, which was approved by our board of directors and stockholders. Our stockholders also approved an amendment to our Omnibus Plan on June 2, 2015. The compensation committee of our board of directors (also referred to herein as the “committee”) has the authority to administer the Omnibus Plan and has full power and authority to determine when and to whom awards will be granted, and the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the Omnibus Plan. Subject to the provisions of the Omnibus Plan, the committee may amend or waive the terms and conditions, or accelerate the exercisability, of an outstanding award. The committee has authority to interpret the Omnibus Plan and establish rules and regulations for the administration of the Omnibus Plan. In addition, the Omnibus Plan provides that our board of directors may generally exercise the powers of the committee at any time. Any employee, officer, non-employee directors, consultant, independent contractor or advisor providing services to us or any of our affiliate or any such person to whom an offer of employment or engagement with us or any of our affiliates is extended, who is selected by the committee, is eligible to receive awards under the Omnibus Plan.

The aggregate number of shares of common stock that may be issued under all stock-based awards made under the Omnibus Plan is 49,000 shares, which adjusts automatically on the first day of each fiscal quarter to an amount equal to the greater of (i) fifteen percent (15%) of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal quarter or (ii) 49,000 shares, provided that this amount cannot exceed 500,000 shares. Any shares of our common stock subject to any award that is terminated or forfeited without delivery of any shares will be available for future awards under the Omnibus Plan. The shares of common stock issuable under the Omnibus Plan may be drawn from shares of authorized but unissued common stock or from shares of common stock that we acquire. No eligible person may be granted any stock options, stock appreciation rights or performance awards denominated in shares of our common stock, for more than 4,167 shares of our common stock in the aggregate in any calendar year.

If the committee or our board of directors determines that any dividend or other distribution (whether in the form of cash, shares of our common stock, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares of our common stock or other securities, issuance of warrants or other rights to purchase shares of our common stock or other securities or other event identified by the committee as affecting shares of our common stock such that an adjustment is necessary or appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Omnibus Plan, then the committee or the board of directors shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of shares of common stock (or other securities or other property) that thereafter may be made the subject of awards, (ii) the number and type of shares of common stock (or other securities or other property) subject to outstanding awards, (iii) the purchase price or exercise price with respect to any award and (iv) the share limitations contained in the Omnibus Plan.

Under the Omnibus Plan, the committee is permitted and authorized to make the following grants to all eligible persons:

•	Stock Options. The committee may grant stock options to any person eligible under the Omnibus Plan, including options intended to qualify as incentive stock options, as defined in Section 422 of the Code. The holder of an option will be entitled to purchase a number of shares of our common stock at a specified exercise price during a specified time period, all as determined by the committee. The exercise price of an option may not be less than 100% of the fair market value of our common stock on the date of grant, or in the case of incentive stock options, 110% of the fair market value of our common stock with respect to holders of more than 10% of our common stock. The fair market value of our common stock will be the closing sale price as quoted on The NASDAQ Capital Market on the date of grant. The Omnibus Plan permits payment of the exercise price to be made by cash, shares of our common stock, other securities, other awards or other property. The shares subject to each option will generally vest in one or more installments over a specified period of service measured from the grant date.

•	Stock Appreciation Rights. The holder of a stock appreciation right (a “SAR”) is entitled to receive the excess of the fair market value (calculated as of the exercise date or, at the committee’s discretion, as of any time during a specified period before or after the exercise date) of a specified number of shares of our common stock over the grant price of the SAR, as determined by the committee, paid solely in shares of common stock. SARs vest and become exercisable in accordance with a vesting schedule established by the committee.

•	Restricted Stock and Restricted Stock Units. The holder of restricted stock will own shares of our common stock subject to restrictions imposed by the committee (including, for example, restrictions on transferability or on the right to vote the restricted shares or to receive any dividends with respect to the shares) for a specified time period determined by the committee. The restrictions, if any, may lapse or be waived separately or collectively, in installments or otherwise, as the committee may determine. The holder of restricted stock units will have the right, subject to any restrictions imposed by the committee, to receive shares of our common stock at some future date determined by the committee.

•	Performance Awards. Performance awards give participants the right to receive payments in cash, stock or property based solely upon the achievement of certain performance goals during a specified performance period. Subject to the terms of the Omnibus Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award and any other terms and conditions of any performance award is determined by the committee. No eligible person may be granted performance awards in excess of shares of our common stock (subject to adjustment in the event of a stock split or similar event) in the aggregate in any taxable year.

•	Dividend Equivalents. The committee may grant dividend equivalents under which the participant is entitled to receive payments (in cash, shares of common stock, other securities, other awards or other property as determined in the discretion of the committee) equivalent to the amount of cash dividends paid by us to holders of shares of common stock with respect to a number of shares of common stock determined by the committee.

•	Other Stock Awards. The committee may grant such other awards that are denominated or payable in, valued in whole or in part by reference to, shares of our common stock, subject to terms and conditions determined by the committee and the Omnibus Plan limitations.

The term of awards will not be longer than ten years, or in the case of incentive stock options, longer than five years with respect to holders of more than 10% of our common stock. The committee may permit accelerated vesting of an award upon the occurrence of certain events, including a change in control, regardless of whether the award is assumed, substituted or otherwise continued in effect by the successor corporation. The acceleration of vesting in the event of a change in the ownership or control may be seen as an anti-takeover provision and may have the effect of discouraging a merger proposal, a takeover attempt or other efforts to gain control of us.

Awards under the Omnibus Plan may be subject to performance goals, including revenue, cash flow, gross profit, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, net earnings, earnings per share, margins (including one or more of gross, operating and net income margins), returns (including one or more of return on assets, equity, investment, capital, revenue and total stockholder return), stock price, economic value added, working capital, market share, cost reductions, workforce satisfaction and diversity goals, employee retention, customer satisfaction, completion of key projects and strategic plan development and implementation. The goals may reflect absolute entity or business unit performance or a relative comparison to the performance of a peer group of entities or other external measure of the selected performance criteria.

Unless earlier discontinued or terminated by the board of directors, the Omnibus Plan will expire on the tenth anniversary of the Omnibus Plan’s effective date. No awards may be made after that date. However, unless otherwise expressly provided in the Omnibus Plan or an applicable award agreement, any award granted under the Omnibus Plan prior to expiration may extend beyond the end of such period through the award’s normal expiration date. Our board of directors may amend, suspend or terminate the Omnibus Plan at any time, provided that our board of directors will get stockholder approval when necessary to not violate the rules of The NASDAQ Capital Market, to increase the number of shares of common stock authorized under the Omnibus Plan, to reprice options or SARs, to permit the grant of options or SARs with an exercise price less than the fair market value of the common stock, to prevent the grant of options or SARs that would qualify under Section 162(m) of the Code or increase the maximum term permitted for options and SARs as specified in the Omnibus Plan. The committee may not amend an outstanding award in a manner that adversely affects the holder of the award without the holder’s consent.

The Great Basin Scientific, Inc. 2014 Stock Option Plan

The Great Basin Scientific, Inc. 2014 Stock Option Plan, which we refer to as the 2014 Stock Option Plan, was adopted by our board of directors on April 18, 2014 and approved by our stockholders on April 21, 2014 and became effective on April 18, 2014. The compensation committee of our board of directors has authority to administer the 2014 Stock Option Plan and will have full power and authority to determine when and to whom awards will be granted, and the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the 2014 Stock Option Plan. Subject to the provisions of the 2014 Stock Option Plan, the compensation committee may amend or waive the terms and conditions, or accelerate the exercisability, of an outstanding award. The compensation committee has authority to interpret the 2014 Stock Option Plan and establish rules and regulations for the administration of the 2014 Stock Option Plan. In addition, our board of directors may generally exercise the powers of the compensation committee at any time. Any employee, officer, consultant, independent contractor or director providing services to us or any of our affiliates, who is selected by the compensation committee, is eligible to receive awards under the 2014 Stock Option Plan.

The aggregate number of shares of common stock that may be issued under all stock-based awards made under the 2014 Stock Option Plan is 12,500 shares. Any shares of common stock that are used by a participant as full or partial payment to us of the purchase price relating to an award, or in connection with the satisfaction of tax obligations relating to an award, shall again be available for granting awards (other than incentive stock options) under the 2014 Stock Option Plan. Additionally, shares of our common stock subject to any award that are terminated or forfeited without delivery of any shares will be available for future awards under the 2014 Stock Option Plan. The shares of common stock issuable under the 2014 Stock Option Plan may be drawn from shares of authorized but unissued common stock or from shares of common stock that we acquire. No eligible person may be granted any award or awards under the 2014 Stock Option Plan, the value of which award or awards is based solely on an increase in the value of shares of common stock after the date of grant of such award or awards, and which is intended to represent “qualified performance based compensation” with the meaning of Section 162(m) of Code, for more than shares of our common stock (subject to adjustment in the event of a stock split or similar corporate event), in the aggregate in any taxable year.

If the compensation committee determines that any dividend or other distribution (whether in the form of cash, shares of our common stock, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares of our common stock or other securities, issuance of warrants or other rights to purchase shares of our common stock or other securities or other event identified by the compensation committee as affecting shares of our common stock such that an adjustment is necessary or appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2014 Stock Option Plan, then the compensation committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of shares of common stock (or other securities or other property) that thereafter may be made the subject of awards, (ii) the number and type of shares of common stock (or other securities or other property) subject to outstanding awards, (iii) the purchase price or exercise price with respect to any award and (iv) the share limitations contained in the 2014 Stock Option Plan.

Under our 2014 Stock Option Plan, the compensation committee is permitted and authorized to make the following grants to all eligible persons:

•	Stock Options. The compensation committee may grant stock options to officers and other employees intended to qualify as incentive stock options, as defined in Section 422 of the Code, and may also grant options to employees, consultants, independent contractors and directors that do not qualify as incentive stock options. The holder of an option will be entitled to purchase a number of shares of our common stock at a specified exercise price during a specified time period, all as determined by the compensation committee. The exercise price of an option may not be less than 100% of the fair market value of our common stock on the date of grant, or in the case of incentive stock options, 110% of the fair market value of our common stock with respect to holders of more than 10% of our common stock. The fair market value of our common stock will be the closing sale price as quoted on The NASDAQ Capital Market on the date of grant. The 2014 Stock Option Plan permits payment of the exercise price to be made by cash, shares of our common stock, other securities, other awards or other property. The shares subject to each option will generally vest in one or more installments over a specified period of service measured from the grant date. No employee may be granted stock options to the extent the aggregate fair market value (determined as of the time each option is granted) of the common stock with respect to which any such options are exercisable would exceed $100,000.

•	Stock Appreciation Rights. The holder of a SAR is entitled to receive the excess of the fair market value (calculated as of the exercise date or, at the compensation committee’s discretion, as of any time during a specified period before or after the exercise date) of a specified number of shares of our common stock over the grant price of the SAR, as determined by the compensation committee, paid solely in shares of common stock. SARs vest and become exercisable in accordance with a vesting schedule established by the compensation committee.

The term of awards will not be longer than ten years, or in the case of incentive stock options, longer than five years with respect to holders of more than 10% of our common stock. The compensation committee may permit accelerated vesting of an award upon the occurrence of certain events, including a change in control, regardless of whether the award is assumed, substituted or otherwise continued in effect by the successor corporation. The acceleration of vesting in the event of a change in the ownership or control may be seen as an anti-takeover provision and may have the effect of discouraging a merger proposal, a takeover attempt or other efforts to gain control of us.

Awards under the 2014 Stock Option Plan may be subject to performance goals, including revenue, cash flow, gross profit, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, net earnings, earnings per share, margins (including one or more of gross, operating and net income margins), returns (including one or more of return on assets, equity, investment, capital, revenue and total stockholder return), stock price, economic value added, working capital, market share, cost reductions, workforce satisfaction and diversity goals, employee retention, customer satisfaction, completion of key projects and strategic plan development and implementation. The goals may reflect absolute entity or business unit performance or a relative comparison to the performance of a peer group of entities or other external measure of the selected performance criteria.

Unless earlier discontinued or terminated by the board of directors, the 2014 Stock Option Plan will expire on April 17, 2024. No awards may be made after that date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the 2014 Stock Option Plan prior to expiration may extend beyond the end of such period through the award’s normal expiration date. Our board of directors may amend, suspend or terminate the 2014 Stock Option Plan at any time, provided that our board of directors will get stockholder approval when necessary to not violate the rules of The NASDAQ Capital Market, to allow the grant of incentive stock options, to increase the number of shares of common stock authorized under the 2014 Stock Option Plan, to grant or reprice options or SARs with an exercise price less than the fair market value of the common stock, or to prevent the grant of options or SARs that would qualify under Section 162(m) of the Code. The compensation committee may not amend an outstanding award in a manner that adversely affects the holder of the award without the holder’s consent.

We do not intend to make any future stock options grants under the 2014 Stock Option Plan, as all future grants will be made pursuant to the Omnibus Plan.

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

Overview of Our Business

We are a molecular diagnostic testing company. We are focused on improving patient care through the development and commercialization of our patented, low-cost, molecular diagnostic platform for testing for infectious disease, especially hospital- acquired infections. We believe our platform has the ability to transform molecular testing for infectious diseases at small to medium sized hospitals by providing an affordable solution that meets the rapidly evolving needs of patients and providers.

We believe there is a fast-growing market for molecular diagnostic systems being purchased by hospital microbiology labs to replace culture and other legacy testing formats. We believe our platform is well positioned to meet this need. Our platform provides results in 45 to 115 minutes depending on the test. Molecular testing generally reduces test time from days to hours, and provides more accurate results, which we believe leads to shortened hospital stays and improved patient outcomes, all of which leads to reduced cost for hospitals that implement molecular testing in their labs.

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

In November 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastrointestinal distress in hospital patients. We currently sell our diagnostic test cartridge in the United States through a direct sales force and we use distributors in the European Union and New Zealand. As of December 31, 2015, we had 207 customers worldwide (186 in the United States and 21 in the rest of the world), who use an aggregate of 428 of our analyzers. Our easy to use platform allows small to medium sized hospitals that we believe could not previously afford more expensive or complex molecular diagnostic systems to modernize their laboratory testing and provide better patient care at an affordable cost.

In addition to our C. diff assay, we have developed a Group B Strep assay for which we received FDA clearance in April 2015 and launched commercially in June 2015. We also filed two 510(k) applications in the second half of 2015, one for Staph ID/R and one for Shiga toxin producing E. coli. Additionally, we have five other assays in various stages of product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, (iii) a panel for candida blood infections (iv) a test for pertussis and, (v) a test for CT/NG.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2015 and 2014 were approximately $57.9 million and $21.7 million, respectively. As of December 31, 2015, we had an accumulated deficit of $121.9 million.

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

Our material increases in revenues since the inception of our business have been attributable to increases in the volume of goods being sold as a result of increases in the number of customers. As of December 31, 2015, we have two commercial products, our C. diff assay and our Group B Strep assay. The average price has not materially changed since their commercial releases.

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

In 2015 we incurred additional research and development costs as we continued to develop new assays and as we advanced the development of our product candidates, including our Group B Strep, Staph ID/R and shiga toxin producing e. coli assays. In particular, we conducted clinical trials for the Staph ID/R and shiga toxin producing e.coli product candidates, which increased our research and development expenses. Additionally, we have five other assays in various stages of product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, (iii) a panel for candida blood infections (iv) a test for pertussis and, (v) a test for CT/NG. We plan to continue the development of these products and conduct clinical trials in 2016, which will increase our research and development expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, and training. In addition, our sales and marketing expenses include commissions and bonuses paid to our sales representatives, generally based on the number of new customers obtained and other objectives attained.

We expect our sales and marketing expenses to continue to increase as we introduce new assays, such as our Staph ID/R assays and, shiga toxin producing e.coli assays, if approved, and seek to enhance our commercial infrastructure, including increasing our sales force and marketing efforts. Additionally, we expect our commissions to continue to increase in absolute terms over time but to decline as a percentage of revenue.

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

We expect our general and administrative expenses will increase due to costs associated with our public and private funding efforts as we continue to raise capital for our business needs. Our expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and the NASDAQ Capital Market as well as investor relations activities and other administrative and professional services will continue to increase as we grow our business.

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

Interest Expense

Interest expense consists of interest on capital leases, notes payable, letters of credit as well as the amortization of debt discounts. In certain debt transactions that have components required to be measured at fair value, the excess of the fair value over the proceeds received is recorded as an interest expense.

Loss on Extinguishment of Warrants

We entered into an agreement where certain common stock warrants were exchanged for a convertible note payable and warrants. This is considered an extinguishment of a liability as there is both the addition and elimination of a substantive conversion option at the date of exchange. The accounting of an extinguishment of a liability requires the difference between the fair value of the warrants extinguished and the fair value of the consideration provided be recorded as a loss in the statement of operations.

Change in Fair Value of Derivative Liability

We have issued certain common stock warrants that contain a price adjustment clause which states that in the event the Company issues common stock for a price less than the exercise price of warrants, the exercise price will be reduced to the issuance price of the common stock. We have also issued convertible notes payable that contain a conversion feature that could result in modification of the conversion price to issue a variable amount of additional common shares. The Company has determined that the warrants are accounted for as a derivative liability and the conversion feature of the convertible notes is an embedded derivative. These derivatives are recorded at fair value measured at the transaction date and again at each reporting period. Any difference in fair value between the transaction date and future reporting periods must be recognized in earnings for the period.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and December 31, 2014:

	Years Ended December 31,
	2015	2014
Revenue	$2,142,040	$1,606,254

Cost of sales	4,813,415	3,968,185

Gross loss	(2,671,375)	(2,361,931)
Operating Expenses
Research and development	8,485,668	4,609,913
Selling and marketing	5,007,320	2,301,610
General and administrative	6,241,433	2,928,186
(Gain) loss on sale of assets	—	(8,166)

Total operating expenses	19,734,421	9,831,543

Loss from operations	(22,405,796)	(12,193,474)

Interest expense	(11,757,445)	(1,136,054)
Interest income	18,193	3,176
Loss on extinguishment of warrants	(4,038,063)	—
Change in fair value of derivative liability	(19,714,808)	(8,396,169)
Provision for income taxes	(1,250)	(5,297)

Net loss	$(57,899,169)	$(21,727,818)

Revenue

Revenue increased by $535,786 or 33.4% in the twelve months ended December 31, 2015 to $2,142,040 as compared to $1,606,254 in same period of 2014. This increase was attributable to the number of customers in the U.S. increasing to 186 at December 31, 2015 as compared to 84 at December 31, 2014.

Cost of Sales

Cost of sales increased $845,230, or 21.3%, in the twelve months ended December 31, 2015 to $4,813,415 as compared to $3,968,185 for the same period of 2014. The increase is due mainly to a $453,806 increase in costs associated with manufacturing additional C. diff assays to meet the increased demand for our product, $314,745 in depreciation on additional analyzers and manufacturing equipment needed to support the increase in customers and a $76,679 increase in royalties. The negative gross margin decreased from 147.0% in the year ended December 31, 2014 to 124.7% in the year ended December 31, 2015 primarily due to the decrease in the cost of our C. diff assays due to increased production that allowed for economies of scale and the allocation of fixed costs over a greater number of units as well as increased utilization of capacity in our analyzer manufacturing.

Research and Development

Research and development expenses increased $3,875,755, or 84.1%, in the twelve months ended December 31, 2015 to $8,485,668 as compared to $4,609,913 for the same period of 2014. The increase was due to an increase in salaries of $1,425,033 as the result of hiring new developers and scientists, the increased cost of $1,352,191 for the supply of internal assays and research and development materials associated with the development of our new products, an increase of $500,053 in costs associated with our clinical trials for Staph ID/R and shiga toxin producing e.coli product candidates, an increase of $257,332 in outside development consultants and all other expenses of $341,146.

Selling and Marketing

Selling and marketing expenses increased $2,705,710 or 117.6%, in the twelve months ended December 31, 2015 to $5,007,320 as compared to $2,301,610 for the same period of 2014. The increase was due primarily to an increase of $2,063,978 in salaries for new sales and marketing personnel as well as increased sales commissions as a result of new customers, an increase of $269,740 in travel costs, an increase of $237,988 in marketing and public relations costs as we have expanded our marketing efforts and an increase in all other expenses of $134,004.

General and Administrative

General and administrative expenses increased $3,313,247, or 113.2%, in the twelve months ended December 31, 2015 to $6,241,433 as compared to $2,928,186 for the same period of 2014. The increase was due to an increase in salaries in the amount of $1,106,664 due to increased accounting and human resource personnel as well as executive bonuses awarded during the year, an increase in legal, accounting and investor relations fees of $707,122 associated with our public and debt offerings, an increase in non-cash compensation of $499,822 due to the fair value of the issuance of the subordination warrants, an increase in board of directors fees, directors and officers and other general insurance in the amount of $623,451 and an increase in all other expenses of $376,188.

Interest Expense

Interest expense increased by $10,621,391 or 934.9% in the twelve months ended December 31, 2015 to $11,757,445 as compared to $1,136,054 for the same period of 2014. The increase was due to a non-cash charge in the amount of $10,657,904 as the result of the excess of the fair value of the components of our convertible note payable over the proceeds we received in the transaction. This was partially offset by a $36,513 decrease in all other debt payments amortized to interest.

Interest Income

Interest income increased by $15,017 or 472.8% in the twelve months ended December 31, 2015 as compared to the same period of 2014, due to an increase in our average cash balance during 2015.

Loss on Extinguishment of Warrants

The loss on extinguishment of warrants in the amount of $4,038,063 in the twelve months ended December 31, 2015 was due to the extinguishment of 1,050,000 Series C Warrants for $2.1 million in convertible notes payable and associated Series D Warrants. This is considered an extinguishment of a liability as there is both the addition and elimination of a substantive conversion option at the date of exchange. The accounting of an extinguishment of a liability requires the difference between the fair value of the warrants extinguished and the fair value of the consideration provided be recorded as a loss in the statement of operations. The fair value of the $2.1 million convertible note and warrants issued as consideration for the exchange was $6,378,303 and the fair value of the Series C Warrants was $2,340,240.

Change in fair value of derivative liability

The loss in earnings resulting from the change in fair value of derivative liability increased by $11,318,639 or 134.8%, in the twelve months ended December 31, 2015 to $19,714,808 as compared to $8,396,169 for the same period of 2014. The increase was due mainly to the follow-on offering of the sale of Units in February 2015. The excess of the fair value on the transaction date of the components of the offering over the net proceeds resulted in an increase of $32,738,211 to the loss in earnings. This increase was partially offset by a decrease in the derivative liability of $21,419,572 which represents the change in the estimated fair value of warrants accounted for as derivative liabilities during the twelve months ended December 31, 2015. This decrease was caused mainly by the decrease in the common stock price.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our initial and other public offerings, sales of our preferred stock, convertible notes, and revenues from operations. Since January 2014, we issued the following securities to help fund our operations. All share numbers and prices set forth below have been adjusted to reflect a reverse stock split effective as of December 11, 2015 whereby each sixty shares of common stock were replaced with one share of stock (with no fractional shares issued). In addition, we have adjusted the number of shares of preferred stock to reflect the number of shares of common stock into which such preferred stock would convert.

•	In 2014, we issued an aggregate of 74,441 shares of our Series C Preferred stock for an aggregate price of $0.4 million at a price per share of $295.20.

•	In 2014, we issued an aggregate principal amount of $0.4 million of 8% Convertible Promissory Notes, or the Series D Notes. All outstanding Series D Notes were converted into 1,378 shares of our Series D convertible preferred stock in July of 2014.

•	In July 2014, we issued a promissory note for $500,000 to Spring Forth Investments, LLC, an entity controlled by Mr. Spafford. The note has a maturity date of one year, with a one-year extension option. As additional consideration for the note, we issued Spring Forth Investments, LLC 20,000 Series D Preferred Units.

•	From April 2014 to July 2014, we issued an aggregate of 1,510,458 shares of our Series D Preferred Units for a net price of $6.7 million (including the conversion of the $0.4 million of convertible promissory notes described above) at a price per unit of $5.00. The 1,510,458 units consisted of 1,510,458 shares of our Series D Preferred stock, 1,510,458 Class A warrants to purchase common stock at a price of $295.20 per share subsequently adjusted to $0.16 per share and 1,510,458 Class B warrants to purchase common stock at a price of $12.00 per share subsequently adjusted to $0.16 per share.

•

In October 2014, in our initial public offering, we issued 1,150,000 units for net proceeds of $6,375,335 at a price per unit of $7.00. The 1,150,000 units consist of 1,150,000 shares of our common stock, and 1,150,000 Series A warrants exercisable at $7.00 per warrant. Each Series A warrant was exercisable for one share of common stock for every 60 Series A warrants and one Series B warrant.

The Series B warrants will only be issued upon the exercise of the Series A warrants. Each Series B warrant is exercisable for one share of common stock for every 60 Series B warrants at $525.00 per share subsequently adjusted to $482.10 per share.

•	In February 2015, the Company entered into a loan agreement for $250,000 with Spring Forth Investments, LLC, an entity controlled by Mr. Spafford. The loan bears interest at a rate of twelve percent (12%) per year and has a maturity date of the earlier of (i) 90 days from the date of the loan agreement or (ii) five days after the closing of a registered public offering of securities of the Company. Upon the earlier to occur of the maturity date or the prepayment of the loan, the Company will be obligated to pay a termination fee equal to five percent (5%) of the principal balance of the loan. Payment of the principal balance of the loan plus any accrued interest due and payable may be accelerated upon an event of default by the Company pursuant to the terms and conditions of the loan agreement.

•	In February 2015 the Company initiated a Units Offering (the “February 2015 Units Offering”) whereby the Company sold 2,724,000 units at a price of $8.80 per unit for net proceeds of $21.8 million after deducting underwriting commissions and offering costs. Each unit consisted of one share of our Series E Convertible Preferred Stock convertible into four shares of common stock for each 60 shares of Series E Convertible Preferred Stock and eight Series C Warrants convertible into one share of common stock for each 60 Series C Warrants at an exercise price of $153.00 per share.

•	On December 30, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which we agreed to issue $22.1 million in senior secured convertible notes (“Notes”) that are convertible into shares of Common Stock at a price equal to $1.85 per share subsequently adjusted to $0.16 per share. $20 million of the Notes were issued for cash at an original issue discount in the amount of $1.6 million which is equal to sixteen (16) months of simple interest at a rate of six percent (6.0%) per annum on the aggregate principal of the Notes (assuming, that the entire aggregate original principal amount remains outstanding through the maturity date). $2.1 million of the Notes were issued upon exchange of outstanding Series C Warrants at an exchange value of $2 per Series C Warrant with no original issue discount. Each Note was sold with a related number of Series D warrants to purchase Common Stock. In relation to the Note Financing, certain warrants were issued to prior debt holders as consideration for their agreement to subordinate the debt owed them by the Company to the Notes (the “Subordination Warrants”). Under the terms of the Notes, at closing the Company received an initial tranche of $4.6 million at the close of the Note Financing. Pursuant to the Notes, the remaining cash purchase price of $13.8 million will be released to the Company in subsequent tranches subject to the terms of the agreement.

•	On February 24, 2016, the Company closed a public offering of 39.2 million units at a public offering price of $0.16 per unit. The gross proceeds from the offering of the units is approximately $6.3 million. Each unit consists of one share of common stock and 1.5 Series E warrants. Each whole Series E warrant entitles the holder to acquire one share of common stock, subject to adjustment, at an exercise price of $0.25 per share for a period of five years following the date they first become exercisable. The Series E warrants will not be exercisable until at least one year from the date of issuance and exercise of the Series E warrants is subject to certain stockholder approval requirements.

As of December 31, 2015 and 2014, we had approximately $4.8 million and $2.0 million, respectively, in cash. Following the closing of the Company’s public offering of units on February 24, 2016, we had approximately $6.3 million in unrestricted cash. In order to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature, we will need to seek additional financing through the issuance of common stock, preferred stock, convertible or non-convertible debt financing. Any additional equity financing, if available to us, may not be available on favorable terms, will most likely be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants. If we are unable to access additional funds when needed, we will not be able to continue the development of our molecular diagnostic platform, our diagnostic tests or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any of these events could have an adverse impact on our business, financial condition and prospects.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future unless we raise additional capital. Following our February 24, 2016 public offering of units for $6.3 million in gross proceeds and assuming the cash balance in our restricted accounts are released to us in accordance with the terms of the convertible notes, we anticipate we will have sufficient cash to fund our planned operations through the end of calendar year 2016. However, we anticipate we will need to seek additional financing prior to the calendar year end in order to continue to fund the growth of our operations into 2017.

Summary Statement of Cash Flows for the Years Ended December 31, 2015 and 2014

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2015	2014
Cash used in operating activities	$(20,669,754)	$(12,397,418)
Cash provided by (used in) investing activities	$(4,792,987)	$315,745
Cash provided by financing activities	$28,232,677	$12,888,073

Net increase in cash	$2,769,936	$806,400

Cash Flows from Operating Activities

Cash used in operating activities for 2015 was $20,669,754. The net loss of $57,899,169 was partially offset by non-cash items of $19,714,808 for change in fair value of derivative liability, $10,594,182 in interest from issuance of convertible note, $4,038,063 in a loss on extinguishment of warrants, $1,612,086 for depreciation and amortization, $612,006 of warrant issuance costs $232,174 in other non-cash items. The change in operating assets and liabilities offset the cash used in operating activities by $426,096, primarily due to an increase of $602,056 in accounts payable and an increase of $700,790 in accrued liabilities partially offset by a $676,048 increase in inventory and a $200,702 increase in accounts receivables and prepaid and other assets. As of December 31, 2015, 71.6% of accounts receivable was less than 60 days old.

Cash used in operating activities for 2014 was $12,397,418. The net loss of $21,727,818 was partially offset by non-cash items of $8,396,169 for change in fair value of derivative liability, $1,157,976 for depreciation and amortization, $297,244 of stock-based compensation and $82,817 in other non-cash items. The change in operating assets and liabilities further reduced cash used in operations by $603,806, primarily due to a decrease of $217,597 in prepaid and other assets, a decrease of $203,455 in accrued liabilities and a $219,925 increase in inventory and accounts receivables partially offset by an increase of $31,171 in accounts payable. As of December 31, 2014, 64.6% of accounts receivable was less than 60 days old.

Cash Flows from Investing Activities

Cash used in investing activities was $4,792,987 for 2015 and is due to $3,226,943 for the cost of the construction of our analyzer equipment and $1,566,044 of capital expenditures for acquisition of property and equipment.

Cash provided by investing activities was $315,745 for 2014 and is due to $1,500,000 that was provided from the sale-leaseback of analyzers and $35,000 provided from the sale of assets partially offset by $971,122 for the cost of the construction of our analyzer equipment and $248,133 of capital expenditures for acquisition of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for 2015 of $28,232,677 was from the proceeds of $21,933,874 from the issuance of units in our follow-on offering, proceeds of $4,135,000 from the issuance of convertible notes payable, proceeds of $3,161,220 from exercise of warrants and $250,000 in other financing activities offset by $947,423 in payments of capital leases and $299,994 for the payments of notes payables.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories, receivables, recoverability of long-lived assets, and derivative instruments. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our financial statements as they occur. While our significant accounting policies are more fully described in the footnotes to our financial statements included elsewhere in this 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our financial statements.

As an emerging growth company, we have elected to opt-in to the extended transition period for new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Revenue Recognition

We derive our product revenue from the sale of single use diagnostic test cartridges sold through our dedicated sales force, except in the European Union where we sell through a network of distributors. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability of that price is reasonably assured. Change in title to the product and recognition of revenue from sales of diagnostic test cartridges occurs at the time of shipment. Shipping and handling fees and related freight costs and supplies for test kits are billed to customers. Additional costs associated with shipping products to customers are included as a component of cost of sales.

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

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. In 2014, these opportunities represented 4% of the total analyzers built. For the year ended December 31, 2015 there were no analyzers sold to international distributors. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally.

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

Derivative Instruments

We account for derivative instruments under the provisions of ASC 815 Derivatives and Hedging. ASC 815 requires the Company to record derivative instruments at their fair value at the initial transaction date and again at each reporting period. Changes in the fair value of derivatives are recognized in earnings. As a result of certain terms, conditions and features included in certain common stock warrants granted by the Company as well as the conversion features in the convertible notes, those provisions are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

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

In the prior year, we identified a material weakness in our system of internal control over financial reporting relating to processes and controls over properly identifying and accounting for transactions of a complex or non-routine nature. We made progress in this area in 2015. For example, we recognized the need to engage independent consultants to assist with accounting for certain complex transactions. However, due to the nature of our complex transactions, we could not complete the fair valuations in a timely manner. Accordingly, we believe the material weakness has not been fully remediated.

While performing our assessment of internal control over financial reporting, management identified certain design deficiencies relating to segregation of duties, review and approval, and verification procedures, primarily resulting from the limited number of our accounting staff available to perform such procedures. Additionally, management identified certain design deficiencies to access over information systems. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements required by this item are set forth immediately following the signature page to this annual report on Form 10-K beginning on page F-1 and are incorporated herein by reference. As a smaller reporting company, we have elected not to provide the disclosure regarding supplementary data required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

In the prior year, we identified a material weakness in our system of internal control over financial reporting relating to processes andcontrols over properly identifying and accounting for transactions of a complex or non-routine nature. We made progress in this area in 2015. For example, we recognized the need to engage independent consultants to assist with accounting for certain complex transactions. However, due to the nature of our complex transactions, we could not complete the fair valuations in a timely manner. Accordingly, we believe the material weakness has not been fully remediated.

Concurrent with year-end reporting, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the overall design of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Under standards established by the Public Company Accounting Oversight Board of the United States (“PCAOB”), a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In performing this evaluation, management identified certain design deficiencies relating to segregation of duties, review and approval, and verification procedures, primarily resulting from the limited number of our accounting staff available to perform such procedures. Additionally, management identified certain design deficiencies to access over information systems.

Based on its assessment, our management concluded that, as of December 31, 2015, the design of our system of internal control over financial reporting was not effective due to the design deficiencies identified. However, management believes that the identified design weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its design effectiveness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

Management’s Remediation Initiatives

Management plans to implement a number of initiatives to address the ineffective design of the system of internal control over financial reporting, including but not limited to the following:

•	Employ additional staff in our finance and accounting department to perform the required tasks to maintain an optimal segregation of duties, review and approval and verification procedures and provide optimal levels of oversight.

•	Continue to work closely with our independent SOX consultants to help improve the overall design of our system of internal control over financial reporting and promptly remediate any identified weaknesses

•	Continue to evaluate control procedures on an ongoing basis, and, where possible modify those control procedures to improve oversight.

•	Continue to engage independent consultants to assist accounting staff with processing transactions and preparing financial statements, especially related to complex transactions.

We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we plan to implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

Management will continue the process of implementing our new system and reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them. Key control and compensating control procedures will be developed to ensure that weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed. Management plans to complete this remediation process as quickly as possible. Although we expect it will take at least a year, we cannot estimate how long it will take to remediate the material weakness related to accounting for complex accounting transactions and the overall ineffective design of our system of internal controls over financial reporting. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness and may take more than a year to complete. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weakness will result in additional errors in or restatements of our financial statements.

Limitations of the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

As reported above, there were changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, and is incorporated herein by reference.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.gbscience.com. If the Company amends the Code of Business Conduct and Ethics or grants a waiver, including an implicit waiver, from the Code of Business Conduct and Ethics, the Company will disclose the information on its internet website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

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

(c)	Exhibits:

The list of exhibits in the Exhibit Index to this annual report on Form 10-K is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. as amended through December 11, 2015 (12)

3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)

3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)

3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (7)

4.1	Specimen certificate evidencing shares of common stock. (2)

4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)

4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)

4.4	Form of Second Amended and Restated Series C Warrant. (8)

10.1	Master Lease Agreement by and between Onset Financial, Inc. and Great Basin, dated as of October 16, 2013 (“Onset Lease Agreement”). (1)

10.2	Schedule 001 for Onset Lease Agreement dated October 16, 2013, as amended by that certain amendment dated December 10, 2013 and associated (i) Acceptance and Delivery Certificate, (ii) Bill of Sale and (iii) Sale and Leaseback Agreement. (1)

10.3	Schedule 002 for Onset Lease Agreement dated March 14, 2014, as amended by that certain amendment dated March 18, 2014 and associated (i) Acceptance and Delivery Certificate, (ii) Bill of Sale and (iii) Sale and Leaseback Agreement. (1)

10.4	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (Series D Compensation). (1)

10.5	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (IPO Compensation). (1)

10.6#	Great Basin 2006 Stock Option Plan and forms used in connection therewith. (1)

Exhibit No.	Description

10.7#	Great Basin 2014 Stock Option Plan and forms used in connection therewith. (1)

10.8#	Great Basin Scientific, Inc. 2014 Omnibus Incentive Plan, as amended. (6)

10.9#	Form of Stock Option Agreement. (2)

10.10	Letter of Appointment Regarding Appointment of David Spafford as Executive Chairman. (3)

10.11	Amended and Restated Series D Preferred Stock and Warrant Purchase Agreement dated July 30, 2014 (the “Series D Purchase Agreement”). (1)

10.12	Form of Class A Warrant to Purchase common stock issued to investors pursuant to the Series D Purchase Agreement. (1)

10.13	Form of Class B Warrant to Purchase common stock issued to investors pursuant to Series D Purchase Agreement. (1)

10.14@	License and Supply Agreement by and between Biohelix Corporation and Great Basin, effective as of January 9, 2009, as amended by (i) that First Amendment dated June 25, 2010, and (ii) that Second Amendment dated January 18, 2011. (1)

10.15@	License Agreement by and between Integrated DNA Technologies, Inc. and Great Basin, effective as of August 5, 2010, as amended by (i) that First Amendment dated February 21, 2012, (ii) that Second Amendment dated October 17, 2012, (iii) that Third Amendment dated February 21, 2013 and (iv) that Fourth Amendment dated March 19, 2014. (1)

10.16	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)

10.17	Reimbursement Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)

10.18	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)

10.19	Security Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)

10.20	Security Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)

10.21	Security Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)

10.22#	Employment Agreement with Ryan Ashton. (2)

10.23#	Employment Agreement with Jeffrey A. Rona. (2)

10.24#	Employment Agreement with Robert Jenison. (2)

10.25	Lease Agreement between JTM, Inc. and Great Basin, dated April 26, 2010, as amended by that certain amendment dated July 1, 2012 (South Side Lease). (1)

10.26	Lease Agreement between JTM, Inc. and Great Basin, dated September 6, 2012 (North Side Lease). (1)

10.27	Loan and Issuance Agreement by and between Great Basin and Spring Forth Investments, LLC, dated July 18, 2014. (1)

10.28	Promissory Note dated July 18, 2014 in favor of Spring Forth Investments, LLC. (1)

Exhibit No.	Description

10.29	Form of Warrant to Purchase common stock. (4)

10.30	Form of Warrant to Purchase common stock or Preferred Stock. (4)

10.31	Form of Warrant to Purchase common stock. (4)

10.32	Form of Series A Warrant. (3)

10.33	Form of Series B Warrant. (3)

10.34	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (7)

10.35	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)

10.36	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)

10.37	Loan Agreement between Great Basin and Spring Forth Investments, LLC, dated February 12, 2015. (5)

10.38	Form of Placement Agent Agreement. (15)

10.39	Form of Subscription Agreement. (12)

10.40	Form of Series E Warrant. (15)

10.41	Form of Prefunded Series F Warrant (13)

10.42	Form of Second Amendment Agreement dated December 7, 2015 (8)

10.43	Securities Purchase Agreement dated December 28, 2015 (9)

10.44	Form of Senior Secured Convertible Note, filed as Exhibit A to the Securities Purchase Agreement (9)

10.45	Form of Series D Warrant, filed as Exhibit B to the Securities Purchase Agreement (9)

10.46	Registration Rights Agreement, filed as Exhibit C to the Securities Purchase Agreement (9)

10.47	Pledge and Security Agreement, filed as Exhibit D to the Securities Purchase Agreement (9)

10.48	Amendment Agreement to Securities Purchase Agreement between the Company and certain holders of its Notes and Series D warrants, dated February 8, 2016 (10)

10.49	Settlement Agreement between the Company and Dawson James dated February 8, 2016 (11)

10.50	Consulting Agreement between the Company and Dawson James dated February 8, 2016 (11)

10.51	Amendment Agreement to the Registration Rights Agreement between the Company and certain holders of its convertible notes and Series D warrants, dated February 13, 2016. (14)

10.52	Second Amendment Agreement to the Registration Rights Agreement between the Company and certain holders of its convertible notes and Series D warrants, dated February 29, 2016 (16)

23.1*	Consent of Mantyla McReynolds LLC, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.
#	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 2, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662 ) filed with the SEC on December 7, 2015 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 28, 2015 and incorporated herein by reference
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 8, 2016 and incorporated herein by reference
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 8, 2016 and incorporated by reference.
(12)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207761) filed with the SEC on February 9, 2016 and incorporated herein by reference.
(13)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207761) filed with the SEC on February 11, 2016 and incorporated by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 16, 2016 and incorporated herein by reference.
(15)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207761) filed with the SEC on February 16, 2016 and incorporated by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662 ) filed with the SEC on February 29, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Basin Scientific, Inc.

Date: March 1, 2016	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, Director (Principal Executive Officer)

Date: March 1, 2016	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Spafford David Spafford	Director and Executive Chairman	March 1, 2016

/s/ Kirk K. Calhoun Kirk K. Calhoun	Director	March 1, 2016

/s/ Ronald K. Labrum Ronald K. Labrum	Director	March 1, 2016

/s/ Sam Chawla Sam Chawla	Director	March 1, 2016

/s/ Ryan Ashton Ryan Ashton	President, Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2016

/s/ Jeffrey A. Rona Jeffrey A. Rona	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Great Basin Scientific, Inc.

Salt Lake City, UT

We have audited the accompanying balance sheets of Great Basin Scientific, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Basin Scientific, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 1, 2016

GREAT BASIN SCIENTIFIC, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$4,787,759	$2,017,823
Restricted Cash	13,800,000	—
Accounts receivable, net	411,390	267,485
Inventory	1,133,142	457,094
Prepaid and other current assets	564,910	376,778

Total current assets	20,697,201	3,119,180
Intangible assets, net	119,171	216,580
Property and equipment, net	7,741,991	4,237,467

Total assets	$28,558,363	$7,573,227

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,432,459	$1,369,169
Accrued expenses	1,313,149	612,359
Current portion of notes payable	5,693	49,994
Current portion of convertible notes payable, net of discount	1,638,717	—
Notes payable—related party, net of discount	500,000	441,667
Current portion of capital lease obligations	1,305,426	947,422

Total current liabilities	7,195,444	3,420,611
Notes payable, net of current portion	—	5,693
Convertible notes payable, net of current portion and debt discount	525,000	—
Capital lease obligations, net of current portion	851,410	2,156,837
Derivative liability	43,181,472	9,998,636

Total liabilities	51,753,326	15,581,777

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 88,347 and 0 shares issued and outstanding, respectively	88	—
Common stock, $.0001 par value: 200,000,000 and 50,000,000 shares authorized, respectively; 10,390,408 and 84,777 shares issued and outstanding, respectively	1,039	8
Additional paid-in capital	98,707,775	55,996,138
Accumulated deficit	(121,903,865)	(64,004,696)

Total stockholders’ deficit	(23,194,963)	(8,008,550)

Total liabilities and stockholders’ deficit	$28,558,363	$7,573,227

The accompanying notes are an integral part of these financial statements

GREAT BASIN SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Revenues	$2,142,040	$1,606,254
Cost of sales	4,813,415	3,968,185

Gross loss	(2,671,375)	(2,361,931)
Operating expenses:
Research and development	8,485,668	4,609,913
Selling and marketing	5,007,320	2,301,610
General and administrative	6,241,433	2,928,186
Gain on sale of assets	—	(8,166)

Total operating expenses	19,734,421	9,831,543

Loss from operations	(22,405,796)	(12,193,474)

Other income (expense):
Interest expense	(11,757,445)	(1,136,054)
Interest income	18,193	3,176
Loss on extinguishment of warrants	(4,038,063)	—
Change in fair value of derivative liability	(19,714,808)	(8,396,169)

Total other income (expense)	(35,492,123)	(9,529,047)

Loss before provision for income taxes	(57,897,919)	(21,722,521)
Provision for income taxes	(1,250)	(5,297)

Net loss	$(57,899,169)	$(21,727,818)

Net loss per common share—basic and diluted	$(51.17)	$(1,039.41)

Weighted average common shares—basic and diluted	1,131,502	20,904

The accompanying notes are an integral part of these financial statements

GREAT BASIN SCIENTIFIC, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2014 and 2015

					Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value
Balance—December 31, 2013	—	$—	1,926	$—	$9,733,458	$(42,276,878)	$(32,543,420)

Issuance of common stock and warrants	—	—	19,167	2	6,375,835	—	6,375,837
Exercise of common stock warrants	—	—	2,634	—	31,600	—	31,600
Employee stock option expense	—	—	—	—	297,244	—	297,244
Conversion of preferred stock into common stock	—	—	61,050	6	41,135,405	—	41,135,411.00
Derivative liability on warrants issued and exercised	—	—	—	—	(1,602,467)	—	(1,602,467)
Modification of warrants	—	—	—	—	25,063	—	25,063
Net loss for the year	—	—	—	—		(21,727,818)	(21,727,818)

Balance—December 31, 2014	—	$—	84,777	$8	$55,996,138	$(64,004,696)	$(8,008,550)

Issuance of preferred stock and warrants	2,724,000	2,724	—	—	54,489	—	57,213
Cash exercise of Series A common stock warrants	—	—	17,917	2	2,252,018	—	2,252,020
Cash exercise of Series C common stock warrants	—	—	6,400	—	979,200	—	979,200
Cash exercise of unit purchase option	14,750	15	—	—	162,235	—	162,250
Cashless exercise of Class A & B warrants	—	—	9,220	1	(1)	—	—
Cashless exercise of Class C warrants	—	—	10,095,399	1,010	(1,010)	—	—
Employee stock option expense	—	—	—	—	110,124	—	110,124
Conversion of preferred stock into common stock	(2,650,403)	(2,651)	176,695	18	2,633	—	—
Derivative liability on warrants issued and exercised	—	—	—	—	39,151,949	—	39,151,949
Net loss year to date	—	—	—	—	—	(57,899,169)	(57,899,169)

Balance—December 31, 2015	88,347	$88	10,390,408	$1,039	$98,707,775	$121,903,865	$(23,194,963)

The accompanying notes are an integral part of these financial statements

GREAT BASIN SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(57,899,169)	$(21,727,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,612,086	1,157,976
Change in fair value of derivative liability	19,714,808	8,396,169
Interest from issuance of convertible note	10,594,182	—
Loss on extinguishment of warrants	4,038,063	—
Gain on sale of assets	—	(8,166)
Interest converted to preferred stock	—	13,129
Employee stock compensation	110,124	297,244
Warrant issuance and modifications	612,006	25,063
Debt discount amortization	122,050	41,667
Asset disposal	—	11,124
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(143,905)	(83,070)
Increase in inventory	(676,048)	(136,855)
Increase in prepaid and other assets	(56,797)	(217,597)
Increase in accounts payable	602,056	37,171
Increase (decrease) in accrued liabilities	700,790	(203,455)

Net cash used in operating activities	(20,669,754)	(12,397,418)

Cash flows from investing activities:
Acquisition of property and equipment	(1,566,044)	(248,133)
Construction of equipment	(3,226,943)	(971,122)
Proceeds from sale of assets	—	35,000
Proceeds from sale leaseback	—	1,500,000

Net cash provided by (used in) investing activities	(4,792,987)	315,745

Cash flows from financing activities:
Proceeds from issuance of common stock	—	6,375,837
Proceeds from exercise of warrants	3,161,220	31,600
Proceeds from issuance of convertible notes payable	4,135,000	100,000
Proceeds from issuance of convertible notes payable - related party	—	300,000
Proceeds from issuance of preferred stock	—	6,569,886
Proceeds from follow-on offering	21,933,874	—
Proceeds from issuance of notes payable - related party	250,000	890,000
Principal payments of capital leases	(947,423)	(944,606)
Principal payments of notes payable	(49,994)	(44,644)
Principal payments of notes payable -related party	(250,000)	(390,000)

Net cash provided by financing activities	28,232,677	12,888,073

Net increase in cash	2,769,936	806,400
Cash, beginning of the period	2,017,823	1,211,423

Cash, end of the period	$4,787,759	$2,017,823

Supplemental disclosures of cash flow information:
Interest paid	$1,055,255	$1,121,066

Income taxes paid	$1,250	$6,447

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$2,651	$18,846,539

Issuance of preferred stock as debt discount	$—	$100,000

Restricted Cash from Convertible Debt	$13,800,000	$—

Conversion of note payable to preferred stock	$—	$400,000

Assets acquired through capital leases	$—	$807,272

Offering costs incurred but unpaid	$235,020	$64,760

Property and equipment included in accounts payable	$226,214	$393,119

Cashless exercise of warrants	$1,011	$—

Change in derivative liability from convertible debt	$15,731,315	$—

Change in derivative liability from exercised and issued warrants	$39,151,949	$1,586,181

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

The Company is a molecular diagnostic testing company focused on the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company believes that small to medium sized hospital laboratories, those under 400 beds, are in need of simpler and more affordable molecular diagnostic testing methods. The Company markets a system that combines both affordability and ease-of-use, when compared to other commercially available molecular testing methods, which it believes will accelerate the adoption of molecular testing in small to medium sized hospitals. The system includes an analyzer, which is provided for our customers’ use without charge in the United States, and a diagnostic cartridge, which is sold to our customers. The testing platform has the capability to identify up to 64 individual targets at one time. If the test identifies one to three targets, they are referred to as low-plex tests, or tests, and if they identify four or more targets they are referred to as multi-plex panels, or panels.

The Company currently has two commercially available tests, the first for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April 2012 and the second for Group B Strep, which received clearance from the FDA in April 2015 and launched commercially in June 2015. The Company filed 510(k) applications for two more tests in the second half of 2015, Staph ID/R and STEC, each of which is currently under review by the FDA. Our customers consist of hospitals, clinics, laboratories and other healthcare providers in the United States, the European Union and New Zealand.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Split

On December 11, 2015, the Company effected a reverse stock split of the Company’s common stock whereby each sixty shares of common stock was replaced with one share of common stock (with no fractional shares issued). The par value of the common stock was adjusted from $0.001 per share to $0.0001 per share as a result of the reverse stock split. The authorized shares of the common stock were not adjusted. All common share and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. The quantity of Series E Preferred Stock, Common Warrants, Class A, Class B, Series A, Series B and Series C Warrants as well as employee and other options were not included in the reverse stock split and their outstanding quantities have not been adjusted. However, the conversion and exchange ratios were adjusted as a result of the reverse stock split such that upon conversion each 60 shares of Series E Preferred Stock will be converted into four shares of common stock and upon exercise each 60 warrants or options will be converted into one share of common stock.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Such estimates include the warranty reserve, accounts receivable and inventory reserves, intangible assets and other long lived assets, legal and regulatory contingencies, income taxes, share based arrangements, the derivative liability and others. These estimates and assumptions are based on management’s best estimates and judgments. Actual amounts and results could differ from those estimates.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on our balance sheet. On December 30, 2015, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $22.1 million senior secured convertible notes and received $18.4 million in cash proceeds. Under the terms of the notes, at closing an initial tranche of $4.6 million was available for immediate use by the Company for general corporate purposes. The remaining cash proceeds of $13.8 million is available in three additional tranches that are subject to an account control agreement whereby the restrictions on the proceeds are terminated when the Company meets certain equity conditions (see NOTE 8 CONVERTIBLE NOTES PAYABLE). The restricted cash is deposited in an account that is not FDIC insured.

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

The allowance for doubtful accounts at December 31, 2015 and 2014 was $16,892 and $5,482, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost determined according to the average cost method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. The Company reviews the components of its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Inventories consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Raw materials	$758,870	$360,019
Work-in-process	277,827	91,153
Finished goods	96,445	5,922

Total inventories	$1,133,142	$457,094

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (which range from three to ten years) using the straight-line method. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. The analyzers that the Company manufactures and retains title over are placed with customers and are recorded in property and equipment under “Analyzers.” The materials used for the manufacture of the analyzers are recorded in property and equipment under “Construction in progress.” Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and minor repairs are charged to operations as incurred.

The Company classifies assets to be sold as assets held for sale when (i) Company management has approved and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition and is ready for sale, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell and are a component of prepaid and other current assets in the balance sheets. The Company did not have any assets classified as held for sale as of December 31, 2015 and 2014.

Intangible Assets

The Company records its intangible assets at cost which consist of two licensing and royalty agreements for certain intellectual property rights used in the development and manufacture of our products. These intangible assets are being amortized over an estimated useful life of seven years from the date that the technology licenses became effective. As of December 31, 2015 and 2014, intangible assets totaled $600,000 valued at cost, less accumulated amortization of $480,829 and $383,420, respectively. The Company recorded amortization associated with these agreements of $97,407 and $117,445 for the years ended December 31, 2015 and 2014, respectively.

Estimated future intangible asset amortization expense for the next five years are as follows:

Years ended December 31,
2016	$76,580
2017	42,591

Total estimated amortization expense	$119,171

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

Derivative Instruments

The Company accounts for derivative instruments under the provisions of ASC 815 Derivatives and Hedging. ASC 815 requires the Company to record derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings. As a result of certain terms, conditions and features included in certain common stock warrants granted by the Company as well as the conversion features in the convertible notes, those provisions are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

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

The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2015 and 2014 (see NOTE 12 DERIVATIVE LIABILITIES):

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$—	$—	$26,592,532	$26,592,532
Convertible notes payable	$—	$—	$16,588,940	$16,588,940

Total derivative liability	$—	$—	$43,181,472	$43,181,472

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$—	$—	$9,998,636	$9,998,636

Total derivative liability	$—	$—	$9,998,636	$9,998,636

The internal models used to determine fair value for these Level 3 instruments use certain significant unobservable inputs and their use requires determination of relevant inputs and assumptions. Accordingly, changes in these unobservable inputs may have a significant impact on fair value. Such inputs include risk free interest rate, expected average life, expected dividend yield, and expected volatility. These Level 3 liabilities would decrease (increase) in value based upon an increase (decrease) in risk free interest rate and expected dividend yield. Conversely, the fair value of these Level 3 liabilities would generally increase (decrease) in value if the expected average life or expected volatility were to increase (decrease).

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

All of the Company’s accounts receivable result from sales in the normal course of business to its customers primarily throughout the United States. The Company attempts to limit its credit risk by performing credit evaluations of new customers and maintaining adequate allowances for potential credit losses. As of December 31, 2015, 17% of the accounts receivable balance resulted from one customer. As of December 31, 2014, 30% of the accounts receivable balance resulted from one customer. Historically, the Company has not experienced any credit losses on such receivables. Allowances for bad debt in the amount of $16,892 and $5,482 were recorded against accounts receivable for the years ended December 31, 2015 and 2014, respectively. There was no bad debt for the year ended December 31, 2015. The Company cannot ensure that such losses will not be realized in the future.

The Company’s customers consist of hospitals, clinics, laboratories and other healthcare providers in the United States, the European Union and New Zealand. For the year ended December 31, 2015, there were no customers that accounted for more than 10% of revenues. For the year ended December 31, 2014, 11% of revenues resulted from one customer who accounted for more than 10% of revenues.

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

As the Company has incurred losses for the years ended December 31, 2015 and 2014, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of December 31, 2015 and 2014, there were 27,468,018 and 102,516 potentially dilutive shares, respectively.

Reclassification

During 2015, the Company’s auditors identified a clerical error made by the Company during the preparation of the 2014 cash flow statement, wherein the amount for a certain fixed asset that was included in accounts payable had the sign inadvertently switched. The Company has corrected the presentation of the 2014 cash flows for this clerical item and in doing so, the statement of cash flows for 2014 was adjusted to increase net cash used in operating activities by $786,238, with a corresponding decrease in net cash used from investing activities. Other than the 2014 cash flow statement, no other cash flow statement for any annual or quarterly period, was impacted by this presentation correction. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly financial statements.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires companies to classify all deferred tax assets and liabilities, along with any valuation allowance, as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. During the fourth quarter of 2015, the Company elected early adoption of this standard as it improved the efficiency of the year end financial reporting process for income taxes and applied the changes retrospectively to all prior periods presented in its financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” that simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discounts or premiums. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. During the year 2015, the Company elected early adoption of this standard and applied the changes in its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. During the year 2015, the Company elected early adoption of this standard and applied the changes in its financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB deferred the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 on its financial statements and related disclosures.

NOTE 3    GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations causing negative working capital and negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended December 31, 2015 of $57,899,169 and a net loss for the year ended December 31, 2014 of $21,727,818, and has an accumulated deficit of $121,903,865 as of December 31, 2015.

The Company intends to develop its products and expand its customer base, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally. As a result, the Company intends to seek financing in order to fund its working capital and development needs.

The Company has been able to meet its short-term needs through private placements of convertible preferred securities, an initial public offering (“IPO”), a secondary public offering, convertible debt financing and the sale and leaseback of analyzers used to report test results. The Company will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to alleviate doubt about its ability to continue as a going concern. If the

Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financings, the impact on the Company’s operations will be material and adverse.

NOTE 4    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
Construction in progress	$680,679	$1,133,654
Analyzers	5,045,481	1,139,352
Computers and office equipment	462,441	290,754
Machinery and equipment	2,372,558	1,060,993
Leasehold improvements	393,271	366,945
Furniture and fixtures	72,618	16,145
Equipment under capital lease	2,148,476	2,148,476

	11,175,522	6,156,319
Less: accumulated depreciation and amortization	(3,433,531)	(1,918,852)

Total property and equipment, net	$7,741,991	$4,237,467

The total expense for depreciation of fixed assets and amortization of leasehold improvements was $1,514,679 and $1,040,531 for the years ended December 31, 2015 and 2014, respectively. Of this amount $1,199,183 and $601,947 was for depreciation of equipment under capital leases for the year ended December 31, 2015 and 2014, respectively.

NOTE 5    ACCRUED EXPENSES

Accrued liabilities consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued payroll	$1,094,666	$421,645
Royalties	75,642	166,540
Accrued interest	44,291	—
Accrued property and use tax	10,905	10,905
Other	87,645	13,269

Total accrued liabilities	$1,313,149	$612,359

NOTE 6    LEASE COMMITMENTS

Capital Leases

The Company has entered into two lease agreements for the sale-leaseback of molecular diagnostic analyzers. The first agreement was entered into in November 2013 and provided for the sale of 125 molecular diagnostic analyzers for a sales price of $2,500,000, which are being leased back for a base period of thirty-six monthly payments of $74,875. The second agreement was entered into in April 2014 for the sale of 75 molecular diagnostic analyzers for a sales price of $1,500,000, which are being leased back for a base period of twenty-four monthly payments of $64,665. At the end of each lease term, the leases shall automatically renew for twelve additional months at the current monthly rate unless the Company gives written notice 150 days prior to the end of the lease. If timely notice is given the Company shall have the opportunity to: 1) repurchase the analyzers for a negotiated purchase price, not to exceed forty percent of their original cost; or 2) terminate the lease, return the property and enter into a new lease with new property that replaces the property of the old lease. Both the Company and the lessor shall have the right to reject any terms of option 1 or 2 and if rejected, the 12 month extension shall apply. As such, the Company is amortizing the capital lease over a forty-eight month period for the first agreement and a thirty-six month period for the second agreement. The second agreement also has a rewrite clause wherein the leasing company agrees to use its commercially best efforts to rewrite the lease agreement at more favorable terms when the Company raises sufficient capital to cover current and future expenses for a minimum of 12 months. The Company’s obligations under the lease agreements are secured by a $500,000 letter of credit. The Letter of Credit was issued by a bank at the behest of a non-profit foundation and Spring Forth Investments LLC both of which are related parties through Mr. David Spafford, a director of the Company. The Company is obligated to reimburse the non-profit foundation and Spring Forth Investments LLC for any draws made under the Letter of Credit. The lease agreement is also secured by personal guarantees from Mr. Ryan Ashton, the Chief Executive Officer of the Company, and Mr. Spafford (See Note 14 RELATED PARTY TRANSACTIONS). The lease is accounted for as a capital lease sale-leaseback transaction in accordance with ASC 840, “Leases”.

Annual future minimum lease payments of capital leases for the next five years are as follows:

Years ended December 31,
2016	$1,694,006
2017	923,908

Total capital lease payments	2,617,914
Less amount representing interest	(461,078)

Total future minimum lease payments	2,156,836
Less current portion of capital leases	(1,305,426)

Long term portion of capital leases	$851,410

Operating leases

The Company leases approximately 33,000 square feet of building space located in Salt Lake City, Utah pursuant to two lease agreements totaling $21,226 in base rent per month. The leases expire on April 30, 2016 and each have two options, with each option for a three year renewal period. We also lease approximately 13,399 square feet of office space located at another location in Salt Lake City, Utah for use as our executive offices and labs. Base rent payments due under the lease are expected to be approximately $1,231,526 in the aggregate over the term of the lease of 65 months beginning on December 1, 2015. While the tenant improvements are being completed, we are leasing temporary office space in the same building on a monthly basis for base rent of $8,437 per month. The Company also leases certain office equipment such as copiers and printers under operating lease agreements that expire at various dates.

Amounts charged to expense under operating leases were $279,296 and $293,773 for the years ended December 31, 2015 and 2014, respectively.

Operating lease commitments for the next five years are as follows:

Years ended December 31,
2016	$355,797
2017	246,255
2018	252,092
2019	259,132
2020	266,455

Total operating lease commitments	$1,379,731

NOTE 7    NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements which consist of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Note payable, 15.2% interest, monthly payments of $1,328, due February 6, 2016, secured by equipment	$2,607	$16,938
Note payable, 10.0% interest, monthly payments of $3,161, due January 1, 2016, secured by equipment	3,086	38,749

Total notes payable	5,693	55,687
Less: current portion of notes payable	(5,693)	(49,994)

Long term portion of notes payable	$—	$5,693

NOTE 8    CONVERTIBLE NOTES PAYABLE

On December 30, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which it agreed to issue $22.1 million in senior secured convertible notes (“Notes”) and Series D Warrants (further described below). The Notes are convertible into 11,945,946 shares of Common Stock at a price equal to $1.85 per share, subject to adjustment for certain dilutive events and currently subject to a 19.9% cap as described below. $20 million of the notes were issued for cash proceeds totaling $18.4 million with an original issue discount in the amount of $1.6 million which is equal to sixteen (16) months of simple interest at a rate of six percent (6.0%) per annum on the aggregate principal of the Notes (assuming, that the entire aggregate original principal amount remains outstanding through the maturity date). $2.1 million of the Notes were issued to extinguish 1,050,000 outstanding Series C Warrants at an extinguish value of $2.00 per warrant. The Notes are senior secured obligations of the Company and will rank senior to all outstanding and future indebtedness of the Company. They will be secured by a first priority perfected security interest (subject to permitted liens as defined in the Notes) in all of the current and future assets of the Company. The Notes contain standard and customary events of default and the entire principal balance is subject to the default and redemption provisions contained in the Notes, regardless of whether or not any of the proceeds have been released from the Company’s restricted accounts. The Notes also have a provision that the Company is required to reserve at least 120,000,000 shares of authorized and unissued common stock for issuance pursuant to the Notes and associated Series D warrants.

In connection with the issuance of the Notes under the SPA, the Company issued Series D Warrants (the “Series D Warrants”), exercisable to acquire 3,503,116 shares of Common Stock, subject to a one time adjustment on December 31, 2016 under the terms of the Series D Warrants (see NOTE 11 WARRANTS). Each Series D Warrant is exercisable by the holder beginning six months after December 30, 2015 and continuing for a period five years thereafter. Each Series D Warrant was exercisable initially at $1.85 per share of common stock, subject to adjustments for certain dilutive events and subject to an exercise price floor equal to $1.16 per share.

The Company has agreed to make amortization payments with respect to the Notes in twelve (12) equal installments beginning four (4) months after the original date of issuance of December 30, 2015 (each, an “Installment Date”). On each installment date, assuming certain equity conditions are met, the installment payment shall automatically be converted into shares of Common Stock at (i) at 80% of the five day volume weighted average price of the common stock for the first four payments and (ii) at 85% of the five day volume weighted average price of the common stock for the last 8 payments with both conversion rates being subject to a floor conversion price of $0.20.

Under the terms of the Notes, at closing the Company received an initial tranche of $4.6 million for immediate use for general corporate purposes. The remaining cash proceeds of $13.8 million are being held in a restricted account and will be released to the Company from the Company’s restricted accounts in subsequent equal tranches subject to certain equity conditions and the following terms and conditions:

(1) 25% will be released 30 trading days following the later of (i) the “Control Account Release Eligibility Date” and (ii) the first installment date under the Note,

(2) 25% will be released 90 trading days following the Control Account Release Eligibility Date and

(3) 25% will be released 120 trading days following the Control Account Release Eligibility Date.

“Control Account Release Eligibility Date” means the later of (x) the date the Company obtains the required stockholder approval of the issuance of the shares of common stock upon conversion of the notes pursuant to the rules of the NASDAQ Stock Market and (y) the earlier of (I) the date a resale registration statement registering all of the shares of Common Stock issuable upon conversion of the Notes and (II) the initial date the shares of Common Stock issuable upon conversion of the Notes may be freely sold by a non-affiliate of the Company pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). If shareholder approval is not obtained the Notes will go into default and restricted cash will not be released.

The dilutive events that provide for the adjustment of the conversion price of the Notes and the exercise price of the Series D Warrants relate to any transaction in which the Company issues or is deemed to have issued shares of common stock for consideration per share less than the conversion price then in effect.

The issuance of shares of common stock upon conversion of the Notes is subject to the rules of the NASDAQ Capital Market which requires an initial cap of 19.9% of the Company’s issued and outstanding shares of common stock on December 30, 2015 unless and until the Company’s stockholders approve removal of the cap. Further, the current exercise price floor of $1.16 on the exercise price of the Series D Warrants is subject to removal upon approval of the Company’s stockholders at which point the exercise price of the Series D Warrants will automatically reset pursuant to its anti-dilution provisions as if the exercise price floor was not applicable since the issuance of the Series D Warrants.

Convertible Notes of $20 Million Issued for Cash

$20 million of the Notes were issued for cash proceeds of $18.4 million with an original issue discount in the amount of $1.6 million. In addition the Company incurred debt issuance costs in the amount of $568,685. The conversion feature in the Notes represents an embedded derivative that requires bifurcation due to the ratchet provision described above related to the conversion feature. The provisions in the Series D Warrants also require the Company to account for the warrants as derivative liabilities. The original issue discount, the fair value of the embedded conversion feature, the fair value of the Series D Warrants and the debt issuance costs are all together considered the debt discount. Any excess of the total debt discount and the face value of the convertible notes are recorded to interest expense in the statement of operations.

The initial fair value of the embedded conversion feature on the $20 million portion of the note was valued using a binomial model with Monte Carlo simulation, resulting in a fair value of $14,788,365. The initial fair value of the Series D Warrants related to the $20 million note was also valued using a binomial model with Monte Carlo simulation, resulting in a fair value of $13,637,132. The Company recorded a charge to interest expense in the amount of $10,594,182 in the statement of operations for the year ended December 31, 2015, representing the excess of the total debt discount over the face value of the convertible notes. The Company recorded a debt discount in the amount of $20 million which will be amortized over the life of the note using the effective interest method. As of December 31, 2015, $63,717 of the debt discount had been amortized to interest expense.

Convertible Notes of $2.1 Million Issued for Series C Warrants

$2.1 million of the Notes and related Series D Warrants were issued to extinguish 1,050,000 outstanding Series C Warrants. Since the Series C Warrants were derivative liabilities at the time of the transaction, the Company has accounted for this as an extinguishment of liabilities. Accordingly, all consideration issued to extinguish the liabilities were recorded at their fair value on the date of the extinguishment and the liabilities extinguished were removed at their carrying value. Since the liabilities extinguished were derivative liabilities, their carrying value is continuously adjusted to equal their fair value. The fair value of the Series C Warrants that were extinguished was calculated using the predetermined inputs to Black Scholes formula as defined in the Series C Warrant, resulting in a fair value of $2,340,240 for the extinguished warrants. The initial fair value of the embedded conversion feature on the $2.1 million portion of the Notes was valued using a binomial model with Monte Carlo simulation, resulting in a fair value of $1,865,729. The initial fair value of the Series D Warrants related to the $2.1 million note was also valued using a binomial model with Monte Carlo simulation, resulting in a fair value of $2,412,574. The host debt instrument’s fair value was deemed to be $2.1 million. The Company recorded a loss in the amount of $4,038,063 in its statement of operations for the year ended December 31, 2015, representing the excess of the consideration provided over the liability extinguished.

The following table summarizes the convertible notes outstanding at December 31, 2015:

Convertible notes payable, principal	$22,100,000
Debt discounts	(19,936,283)

Net convertible note payable	2,163,717
Less current portion	(1,638,717)

Convertible notes payable, long term	$525,000

NOTE 9    NOTES PAYABLE—RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The original maturity date for the note was July 18, 2015, which was extended by the Company to July 18, 2016 by giving notice and paying an extension fee of $10,000. The note pays interest at an annual rate of 20% and is paid monthly. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note. As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which were separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase one share of common stock for every 60 Class A Warrants at an exercise price of $295.20 per share and 20,000 Class B warrants to purchase one share of common stock for every 60 Class B warrants at an exercise price of $12.00 per share) at a value of $100,000 or $0.025 per unit. On the date of the IPO, the 4,000,000 shares of Series D Preferred Stock converted into 334 shares of Common Stock at a conversion ratio of 12,000 to 1. The Series D preferred stock units were accounted as a debt discount to be amortized over the life of the note. As of December 31, 2015 there was no unamortized debt discount.

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

NOTE 10    COMMON AND PREFERRED STOCK

Common Stock

The Company had 200,000,000 and 50,000,000 shares of common stock authorized at a par value of $0.0001 per share as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014 there were 10,390,408 and 84,777 shares of common stock issued and outstanding, respectively. The Company has reserved 120,000,000 of authorized but unissued shares of common stock for issuance pursuant to the convertible notes and associated Series D Warrants.

During the year ended December 31, 2014, the Company issued 771 shares of common stock to Spring Forth Investments pursuant to the exercise of the conversion option of 9,250,000 shares of Series A preferred stock at a conversion ratio of 12,000 to 1 (SEE NOTE 14 RELATED PARTY TRANSACTIONS). The Company also issued 2,634 shares of common stock to various unaffiliated investors upon the exercise of 158,000 of Class B warrants for cash proceeds of $31,600.

In October 2014, the Company completed an IPO, whereby the Company sold 19,167 shares of its common stock and 1,150,000 Series A Warrants, which were sold in units of one share of common stock for every 60 units and one Series A Warrant at a public offering price of $7.00 per unit. Each Series A Warrant is exercisable for one share of common stock for every 60 warrants and one Series B Warrant. In addition, the underwriter was granted 57,500 common warrants and also exercised its option to purchase 172,500 Series A Warrants each of which is exercisable for one share of common stock for every 60 warrants. The shares began trading on the NASDAQ Capital Market on October 9, 2014. The aggregate net proceeds received by the Company from the offering were approximately $6.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 60,279 shares of common stock.

During the year ended December 31, 2015, the Company issued 17,917 shares of common stock pursuant to the cash exercise of 1,074,082 Series A Warrants for total net proceeds of $2,252,020. In conjunction with the exercise of the Series A Warrants, 1,074,082 Series B Warrants to purchase shares of common stock were also issued.

During the year ended December 31, 2015, the Company issued 176,695 shares of common stock pursuant to the conversion of 2,650,403 shares of Series E Convertible preferred stock at a conversion ratio of 60 preferred shares to 4 common shares.

During the year ended December 31, 2015, the Company issued 9,220 shares of common stock pursuant to the cashless exercise of both 508,641 Class A Warrants and 334,889 Class B Warrants.

During the year ended December 31, 2015, the Company issued 10,101,480 shares of common stock pursuant to the exercise of 15,630,027 Series C Warrants. Of these, 10,095,080 shares of common stock were issued as a result of the cashless exercise of 15,246,027 Series C Warrants and 6,400 shares of common stock were issued as a result of the cash exercise of 384,000 Series C Warrants for total net proceeds of $979,200.

Preferred Stock

The Company had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share as of December 31, 2015 and 2014. As of December 31, 2015 there are 88,347 shares of Series E Preferred Stock issued and outstanding. There were no shares of preferred stock outstanding as of December 31, 2014. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series with authority to fix the designation and relative powers including voting powers, preferences, rights, qualifications, limitations, and restrictions relating to the shares of each class or series.

During the year ended December 31, 2014 the Company issued 14,888,211 shares of Series C preferred stock for cash in the amount of $366,250 or $0.0246 per share. The Company also sold 285,566,560 shares of Series D preferred stock units for gross proceeds in the amount of $7,139,164 or $0.025 per unit and after deducting offering costs and expenses, the Company received $6,203,636 in net proceeds. The preferred stock units were separated into 285,566,560 shares of Series D preferred stock, 1,427,832 Class A warrants with an exercise price of $4.92 to purchase one share of common stock for every 60 warrants and 1,427,832 Class B warrants with an exercise price of $0.20 to purchase one share of common stock for every 60 warrants. In conjunction with the offering an additional 7,200,000, 466,436 and 251,216 of Series D preferred stock warrants, Class A warrants and Class B warrants, respectively, were granted as part of the offering costs.

During the year ended December 31, 2014, the Company converted notes payable in the amount of $400,000 plus $13,129 in accrued interest into 16,525,121 Series D preferred stock units at a conversion price of $0.025 per share. These units consist of 16,525,121 shares of Series D preferred stock, 82,625 Class A warrants with an exercise price of $4.92 to purchase one share of common stock for every 60 warrants and 82,625 Class B warrants with an exercise price of $0.20 to purchase one share of common stock for every 60 warrants. The shares of Series D preferred stock are convertible into shares of common stock at a ratio of 12,000 : 1, at the option of the holder at any time after issuance. The conversion of the notes was pursuant to the terms of the notes that upon a qualified equity financing of at least $5 million the notes would be converted into shares of the equity securities at the price per share at which the equity securities were issued in the qualified equity financing. The sale of the Series D preferred stock units through July 2014 met this threshold and triggered the conversion.

During the year ended December 31, 2014, as additional consideration for the issuance of the Spring Forth Note (See NOTE 9 NOTES PAYABLE—RELATED PARTY) the Company issued 4,000,000 Series D preferred stock units (which were separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants with an exercise price of $4.92 to purchase one share of common stock for every 60 warrants and 20,000 Class B warrants with an exercise price of $0.20 to purchase one share of common stock for every 60 warrants) at a value of $100,000 or $0.025 per unit.

During the year ended December 31, 2014, Spring Forth Investments exercised its conversion option and converted 9,250,000 shares of Series A preferred stock valued at $1,480,000 into 771 shares of common stock.

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

During the year ended December 31, 2014, the Company filed a seventh amended and restated Certificate of Incorporation authorizing a modification to the number of authorize shares of common stock and preferred stock. The number of common shares authorized was amended to 50,000,000 shares and the number of preferred shares authorized was amended to 5,000,000 shares.

In October 2014, upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 60,279 shares of common stock at a conversion ratio of 12,000 to 1.

In February 2015 the Company initiated a Units Offering (the “February 2015 Units Offering”) whereby the Company sold 2,724,000 units at a price of $8.80 per unit for net proceeds of $21.8 million after deducting underwriting commissions and offering costs. Each unit consisted of one share of our Series E Convertible Preferred Stock and eight Series C Warrants (the “Units”).

The original terms of the Units provided that shares of Series E Convertible Preferred Stock and the Series C Warrants would automatically separate on August 25, 2015. However, the shares of Series E Convertible Preferred Stock and the Series C Warrants would separate prior to August 25, 2015 if at any time after 30 days from February 25, 2015 the closing price of our common stock was greater than $240.00 per share for 20 consecutive trading days (the “Separation Trigger Date”). The Company refers to this separation herein as Early Separation. In the event of Early Separation, the shares of Series E Convertible Preferred Stock and the Series C Warrants would separate 15 days after the Separation Trigger Date. In June 2015, the above terms of the Series E Convertible Preferred Stock and Series C Warrants were each modified to allow for an optional early separation and conversion upon the cash exercise of all eight of the Series C Warrants within the Unit.

In June 2015, 48,000 of the Units were separated early pursuant to the optional early separation resulting in the exercise of 384,000 Series C Warrants into 6,400 shares of common stock for cash proceeds of $979,200. On August 25, 2015 the remaining 2,676,000 Units separated into 2,676,000 shares of Series E Convertible Preferred Stock and 21,408,000 Series C Warrants.

Each 60 shares of Series E Convertible Preferred Stock is convertible at the option of the holder into four shares of common stock. The Series E Convertible Preferred Stock has no voting rights. An amendment to the terms of the Series E Convertible Preferred Stock only requires the vote of the holders of Series E Convertible Preferred Stock. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series E Preferred Stock shall rank equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the Convertible Preferred Stock. As such, the Series E Convertible Preferred Stock is not subject to any restriction on the repurchase or redemption of shares by the Company due to an arrearage in the payment of dividends or sinking fund installments. The Series E Convertible Preferred Stock also has no liquidation rights or preemption rights, and there are no special classifications of our Board of Directors related to the Series E Convertible Preferred Stock.

During the year ended December 31, 2015, 14,750 Underwriter Purchase Options were exercised for cash in the amount of $162,250 or $11.00 per option. Pursuant to the exercise of these options, 14,750 shares of Series E Convertible Preferred Stock and 118,000 Series C Warrants were issued.

During the year ended December 31, 2015, 2,650,403 shares of Series E Convertible Preferred Stock were converted into 176,695 shares of common stock at a conversion ratio of 60 preferred shares to 4 common shares. As of December 31, 2015, 88,347 shares of Series E Convertible Preferred Stock remain outstanding.

NOTE 11    WARRANTS

As of December 31, 2014, the Company had 5,447,940 warrants outstanding to purchase shares of common stock.

The following table outlines the warrants outstanding and exercisable as of December 31, 2014:

Warrants	Outstanding and Exercisable	Warrant Exercise Price	Common Stock Exchange Ratio	Total Shares of Common Stock Underlying the Warrant	Aggregate Exercise Price for One Common Share	Expiration
Class A	2,041,239	$4.92	60 : 1	34,021	$295.20	April 2021 - July 2021
Class B	1,645,845	$0.20	60 : 1	27,431	$12.00	April 2021 - July 2021
Series A	1,322,500	$7.00	60 : 1	22,042	$420.00	October 2015
Common	438,356	$2.00 - $32.00	60 : 1	7,306	$120.00 - $1,920.00	April 2016 - July 2021

Total Warrants	5,447,940			90,800

During the year ended December 31, 2014 Class A and Class B warrants totaling 2,855,664 were granted as part of the sale for cash of the Series D preferred stock units (see NOTE 10 COMMON AND PREFERRED STOCK).

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

In October 2014, 57,500 common warrants and 1,322,500 Series A warrants were issued in conjunction with our IPO (see NOTE 10 COMMON AND PREFERRED STOCK).

In October 2014 upon the closing of the IPO, 2,231,727 outstanding warrants to purchase shares of Series A preferred stock and 7,200,000 outstanding warrants to purchase shares of Series D preferred stock were converted at a ratio of 200 to 1 into 47,158 common warrants to purchase shares of common stock.

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

The following is the weighted average of the assumptions used in calculating the fair value of the warrants at an exchange ratio of 60 warrants for one share of common stock after they were modified in September 2014 using the Black-Scholes method:

Fair market value of one share of common stock	$296.40
Aggregate exercise price of 60 warrants	$600.00
Risk free rate	0.61%
Dividend yield	0.00%
Expected volatility	37.23%
Remaining contractual term	1.97 years

The following table summarizes the Preferred A stock warrant activity during the year ended December 31, 2014:

	Preferred A Stock Warrants	Weighted Average Exercise Price	Weighted Average Remainder Contractual Term in Years
As of December 31, 2014:
Warrants outstanding as of January 1, 2014	2,231,727	$0.16	3.1
Granted	—	—	—
Converted	(2,231,727)	0.16	2.3
Expired	—	—	—

Warrants outstanding as of December 31, 2014	—	$—	—

The following table summarizes the preferred D stock warrant activity during the year ended December 31, 2014:

	Preferred D Stock Warrants	Weighted Average Exercise Price	Weighted Average Remainder Contractual Term in Years
As of December 31, 2014:
Warrants outstanding as of January 1, 2014	—	—	—
Granted	7,200,000	$0.025	6.8
Converted	(7,200,000)	$0.025	6.7
Expired	—	—	—

Warrants outstanding as of December 31, 2014	—	$—	—

As of December 31, 2015, the Company had 13,219,597 warrants outstanding to purchase shares of common stock.

The following table outlines the warrants outstanding and exercisable as of December 31, 2015:

Warrants	Outstanding and Exercisable	Warrant Exercise Price	Common Stock Exchange Ratio	Total Shares of Common Stock Underlying the Warrant	Aggregate Exercise Price for One Common Share	Expiration

Class A	1,532,598	$0.03	60 : 1	25,566	$1.85	April 2021 - July 2021
Class B	1,310,956	$0.03	60 : 1	21,862	$1.85	April 2021 - July 2021
Series B	1,074,082	$8.75	60 : 1	17,917	$525.00	March 2021 - July 2021
Series C	5,229,973	$2.55	60 : 1	87,167	$153.00	January 2017
Series D	3,503,116	$1.85	1 : 1	3,503,116	$1.85	June 2021
Subordination	105,516	$1.85	1 : 1	105,516	$1.85	June 2021
Common	463,356	$0.03 - $32.00	60 : 1	7,735	$1.85 - $1,920.00	April 2016 - July 2021

Total Warrants	13,219,597			3,768,879

Class A Warrants

During the year ended December 31, 2015, 508,641 Class A Warrants were exercised pursuant to the cashless exercise provision of the warrant resulting in the issuance of 3,936 shares of common stock. The Class A Warrants include a provision which provides that the exercise price of the Class A Warrants will be adjusted in connection with certain equity issuances by the Company. In March 2015, as a result of the February 2015 Unit Offering, the price adjustment provision was triggered for our Class A Warrants and the exercise price was adjusted from $4.92 to $2.20. In December 2015, the price adjustment was triggered again for our Class A Warrants as the Company closed a senior secured convertible note financing and the exercise price was adjusted from $2.20 to $0.03.

Class B Warrants

During the year ended December 31, 2015, 334,889 Class B Warrants were exercised pursuant to the cashless exercise provision of the warrant resulting in the issuance of 5,284 shares of common stock. The Class B Warrants include a provision which provides that the exercise price of the Class B Warrants will be adjusted in connection with certain equity issuances by the Company. In December 2015, the Company closed a senior secured convertible note financing and the price adjustment provision was triggered for our Class B Warrants and the exercise price was adjusted from $0.20 to $0.03.

Series A Warrants

During the year ended December 31, 2015, 1,074,082 Series A Warrants were exercised into 17,917 shares of common stock resulting in net cash proceeds of $2,252,020. The Series A Warrants include a provision which provides that the exercise price of the Series A Warrants will be adjusted in connection with certain equity issuances by the Company. In March 2015, as a result of the February 2015 Unit Offering, the price adjustment provision was triggered for our Series A Warrants and the exercise price was adjusted from $7.00 to $2.20. The Series A Warrants expired on October 15, 2015 and all remaining 248,418 outstanding Series A Warrants expired unexercised.

Series B Warrants

The Company sold Units in connection with the Company’s IPO in October 2014, with one Unit consisting of one share of common stock and one Series A Warrant to purchase: (i) one share of common stock for every 60 Series A Warrants and (ii) one Series B Warrant to purchase one share of common stock for every 60 Series B Warrants. The Series B Warrants are only issued upon the exercise of the Series A Warrants, are exercisable immediately at an exercise price of 125% of the public offering price and expire 6 years from the date of issue. The exercise price and the number of shares for which each Series B Warrant may be exercised is subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. In addition, subject to certain exceptions, the exercise price of the Series B Warrants is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the then current market price. There have been no issuances that have triggered the price adjustment provision on the Series B Warrants. During the year ended December 31, 2015, the Company issued 1,074,082 Series B Warrants pursuant to the exercise of 1,074,082 Series A Warrants.

Series C Warrants

In connection with the February 2015 Units Offering, the Company issued Series C Warrants to purchase 21,792,000 shares of common stock as part of the Units sold in the follow-on offering (see NOTE 10 COMMON AND PREFERRED STOCK) with and exercise price of $2.55 and expire in five years. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. The Series C Warrants have a cashless exercise provision where in lieu of payment of the exercise price in cash, the holder may receive, at the Company’s discretion, either a cash payment of a predetermined Black Scholes Value of the number of shares the holder elects to exercise, or a number of shares of the Company’s common stock determined according to a cashless exercise formula using the predetermined Black Scholes Value. On December 11, 2015, an amendment was made to the Series C Warrants to require that all warrants be exercised within 25 trading days or be subject to a mandatory exercise provision.

In June 2015, 48,000 of the Units were separated early pursuant to the optional early separation as 384,000 Series C Warrants were exercised into 6,400 shares of common stock resulting in cash proceeds of $979,200. On August 25, 2015 the remaining 2,676,000 Units separated into 2,676,000 shares of Series E Convertible Preferred Stock and 21,408,000 Series C Warrants.

From August 25, 2015 through December 31, 2015, 15,128,027 Series C Warrants were exercised pursuant to the cashless exercise provision resulting in the issuance of 9,899,174 shares of Common Stock.

During the year ended December 31, 2015, 14,750 Underwriter Purchase Options were exercised for cash in the amount of $162,250. Upon the exercise of these options, 118,000 Series C Warrants were issued and immediately exercised pursuant to the cashless exercise provision resulting in the issuance of 195,906 shares of common stock.

As of December 31, 2015, 5,229,973 Series C Warrants remain outstanding. Had the cashless exercise provision been exercised by all holders of our Series C Warrants at December 31, 2015, the Company would have had to either pay $11.7 million in cash or issue 9,962,354 shares of common stock. The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s stock decreases and decreases as the price of the Company’s stock increases.

Series D Warrants

In connection with the issuance of the Notes under the Securities Purchase Agreement, the Company issued Series D Warrants (the “Series D Warrants”), exercisable to acquire 3,503,116 shares of Common Stock. Each Series D Warrant is exercisable by the holder beginning six months after December 30, 2015 and continuing for a period five years thereafter. Each Series D Warrant will be exercisable initially at an exercise price of $1.85 per share, subject to adjustments for certain dilutive events and subject to an exercise price floor equal to $1.16 per share.

On December 31, 2016, the number of warrants issuable upon exercise of the Series D Warrants will be increased to equal the difference, if positive, obtained by subtracting (x) the shares of Common Stock issuable under the Warrants on the date of issuance from (y) 16.6% of the sum of the number of shares of Common Stock actually outstanding on December 31, 2016, plus the number of shares of Common Stock deemed to be outstanding pursuant to all outstanding options or convertible securities of the Company.

The Series D Warrants are exercisable on a cashless basis in the event that there is no effective registration statement under the Securities Act covering the resale of the shares of Common Stock issuable upon exercise of the Series D Warrants. Pursuant to the registration rights agreement between the investors under the Securities Purchase Agreement and the Company, the Company is required to file a registration statement for these shares of Common Stock and the Company intends to file the registration statement in early 2016.

Subordination Warrants

The Subordination Warrants were issued to Spring Forth Investments LLC and Utah Autism Foundation in relation to their agreement to enter into subordination agreements with the collateral agent in the Note Financing whereby each agreed to subordinate their debt to the Notes issued in the Note Financing. The Subordination Warrants have the same general material terms and conditions of the Series D Warrants.

The Subordination Warrants are exercisable for 105,516 shares of common stock. On December 31, 2016, the number of warrants issuable upon exercise of the Subordination Warrants will be increased to equal the difference, if positive, obtained by subtracting (x) the shares of common stock issuable under the Subordination Warrants on the date of issuance from (y) 0.5% of the sum of the number of shares of common stock actually outstanding on December 31, 2016, plus the number of shares of common stock deemed to be outstanding pursuant to all outstanding options or convertible securities of the Company. Each Subordination Warrant is exercisable by the holder beginning six months after December 30, 2015 and continuing for a period five years thereafter. Each Subordination Warrant will be exercisable initially at a price of $1.85 per share, subject to adjustments for certain dilutive events (same as the Series D Warrants) and subject to an exercise price floor equal to the Series D Warrant exercise floor price of $1.16 per share.

Common Warrants

For the year ended December 31, 2015, the Company granted 25,000 Common Stock warrants to a consultant of the Company. The warrants are fully vested, have an exercise price of $2.56 and expire in August 2020. The Company recorded an expense in the amount of $54,489 on the date of grant which represents the fair value of the warrants. The Company estimates the fair value of the warrants at grant date using a Black-Scholes valuation model. The estimates in the Black-Scholes option-pricing model are based, in part, on assumptions, including a stock price volatility of 127.37%, the warrant life of 5 years, a risk free rate of 1.53%, the fair value of $153.60 of the equity stock underlying the option and the aggregate exercise price of $153.60 for one share of common stock.

The following table summarizes the common stock warrant activity during the years ended December 31, 2015 and 2014:

	Common Stock Warrants	Weighted Average Exercise Price $	Weighted Average Remainder Contractual Term in Years
As of December 31, 2014:
Warrants outstanding as of January 1, 2014	274,420	8.00	4.2
Granted	5,331,520	3.91	5.5
Exercised	(158,000)	0.20	6.6
Expired	—	—	—

Warrants outstanding as of December 31, 2014	5,447,940	4.17	4.9

As of December 31, 2015:
Warrants outstanding as of January 1, 2015	5,447,940	4.17	4.9
Granted	26,617,714	2.71	4.3
Exercised	(17,547,639)	2.47	4.0
Expired	(1,298,418)	2.48	3.4

Warrants outstanding as of December 31, 2015	13,219,597	2.71	4.7

Underwriters’ Unit Purchase Option

In connection with the February 2015 Units Offering, the Company issued to the representative of the underwriters’ a Unit Purchase Option (“Option”) to purchase a number of our Units equal to an aggregate of 5% of the Units sold or 136,200 Units. The purchase option has an exercise price equal to 125% of the public offering price of the Units or $11.00, and the units may be exercised on a cashless basis and will expire 5 years from the date of issue. Each Unit consists of one share of Series E Convertible Preferred Stock and eight Series C Warrants. During the year ended December 31, 2015, 14,750 Underwriter Purchase Options were exercised for cash in the amount of $162,250. Pursuant to the exercise of these options, 14,750 shares of Series E Convertible Preferred Stock were issued and immediately converted into 984 shares of common stock and 118,000 Series C Warrants were issued and immediately exercise pursuant to the cashless exercise provision into 195,906 shares of common stock. As of December 31, 2015, 121,450 Unit Purchase Options remain outstanding.

NOTE 12    DERIVATIVE LIABILITIES

The derivative liability for our instruments classified as derivative liabilities are recorded at fair value at inception and subsequently re-measured to fair value as long as such instruments are classified as derivative liabilities. Changes in the fair value of the derivative liability was included as a component of Other income (expense) and has no effect on the Company’s cash flows. The valuation methodologies used vary by instrument and include a modified Black-Scholes option valuation model utilizing the fair value of underlying common stock and a binomial model with Monte Carlo simulation. The Company has determined the fair value measurements to be a level 3 measurement (see NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).

Class A Warrants, Class B Warrants, Series A Warrants, Series B Warrants and Certain Common Warrants

Our Class A Warrants, Class B Warrants, Series A Warrants and certain common warrants, have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the original exercise price of the respective warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. Our Series B Warrants have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the then current market price, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. Such exercise price adjustments prohibit the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, these warrants are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. In March 2015, as a result of the February 2015 Unit Offering, the price adjustment provision was triggered for our Class A Warrants, Series A Warrants and certain common warrants. In December 2015, as a result of the senior secured convertible note financing, the price adjustment provision was again triggered and the exercise price for our Class A, Class B and certain common warrants was adjusted to $0.03 or the equivalent of $1.85 per share.

The fair value of these warrants was calculated using a modified Black-Scholes option valuation model utilizing the fair value of underlying common stock. Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. Due to the significant variance between the fair market value of the stock and the exercise price, the Black-Scholes option-pricing model resulted in a fair value that equals the current market value of the stock. As such, the fair value of the Class A, Class B and certain other common warrants was estimated to be $0.94 per share, which was the closing price of the common stock on December 31, 2015. The total fair value of these warrants at December 31, 2015 was $61,941.

Series C Warrants and Unit Purchase Option

Our Series C Warrants contain a cashless exercise provision using a predetermined Black Scholes Value. Such provision, if exercised by the holder, would require the Company to settle these warrants, at its option, either by cash payment or the granting of a variable number of common shares. This provision results in the potential for the Company to either have to net cash settle the warrant or potentially issue an indeterminate number of common shares which prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants and the unit purchase option are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period.

The Series C Warrants have predetermined inputs to Black Scholes formula for the determination of the fair value of the warrant which the Company used for the calculation of the fair value of the Series C Warrants at December 31, 2015. The inputs to the Black-Scholes formula are a stock price volatility of 135.00%, the warrant life of 5 years, a risk free rate of 1.61%, the fair value of $153.00 of the equity stock underlying the option and the exercise price of $2.55. The total fair value of these warrants at December 31, 2015 was $12,404,503.

Convertible Notes Conversion Feature

The convertible notes issued on December 30, 2015 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price. These provisions could result in modification of the conversion price due to a future equity offering and as such the conversion feature cannot be considered indexed to the Company’s own stock. The note also provides that the Company will repay the principal amount at an initial conversion rate subject to certain adjustment with a floor price. These features represent an embedded derivative that requires bifurcation and was recorded at fair value at issuance and again at year end with the change in fair value being recorded in earnings for the period. The Company determined the fair value of the conversion feature using a binomial model with Monte Carlo simulation to reflect different scenarios where reset may be triggered using the following assumptions:

Trading price of common stock on measurement date	$0.94 - $1.10
Conversion price (1)	$0.87 - $1.03
Risk free interest rate (2)	0.86%
Conversion notes lives in years	1.33
Expected volatility (3)	215%
Expected dividend yield (4)	—
Expected probability of shareholder approval (5)	85%

(1)	The conversion price of the convertible notes was calculated based the formula in the Notes agreement as of the respective measurement date
(2)	The risk-free interest rate was determined by management using the 1.5-year Treasury Bill as of the respective measurement date.
(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.
(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.
(5)	Management has estimated a probability of 85% that shareholder approval will be obtained for the removal of the 19.9% conversion cap. This is based on past shareholder voting history and discussions with current shareholders and consultants.

Series D Warrants and Subordination Warrants

In connection with the issuance of convertible notes on December 30, 2015, the Company issued Series D Warrants to acquire 3,503,116 shares of common stock. In addition, the Company issued 105,510 shares of Subordination Warrants. The Company has determined that the provisions contained in the Series D Warrants and the Subordination Warrants could result in modification of the warrants exercise price resulting in a variable number of additional common shares that could be issued. These warrants also contain a provision for a one-time adjustment to the number of warrants issued. On December 31, 2016 the warrant share number for the Series D Warrants and the Subordination Warrants shall be increased by the difference, if positive, between the number of Series D Warrants and Subordination Warrants issued on the issuance date and 16.6%, in the case of the Series D Warrants, and 0.5%, in the case of the Subordination Warrants, of the number of shares of common stock actually outstanding or deemed to be outstanding on December 30, 2016. The issuance of shares of common stock upon conversion of the Notes is subject to an initial cap of 19.9% of the Company’s issued and outstanding shares of common stock on December 31, 2015 unless and until the Company’s shareholders approve removal of the cap (see NOTE 8 CONVERTIBLE NOTES PAYABLE).

These provisions represent a derivative liability that requires recording at fair value at issuance and again at year end with the change in fair value being recorded in earnings for the period. The Company used a binomial model with Monte Carlo simulation to reflect different scenarios where reset may be triggered and to project the range of the additional shares to be issued on December 31, 2016 due to the 16.6% and 0.5% requirement.

The fair values of the Series D Warrants and Subordination Warrants were determined using a binomial valuation model which included additional warrants to be issued on December 31, 2016 and the following assumptions:

Trading price of common stock on measurement date	$0.94 - $1.10
Conversion price (1)	$1.85
Risk free interest rate (2)	1.80%
Warrant lives in years	5.50
Expected volatility (3)	215%
Expected dividend yield (4)	—

(1)	The exercise price of the Series D Warrants calculated by 120% of the arithmetic average of five weighted average price of the common stock on the five consecutive trading days prior to issuance date on December 30, 2015.
(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.
(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.
(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following summarizes the total change in the value of the derivative liabilities during the years ended December 31, 2015 and 2014:

As of December 31, 2014:
Balance at January 1, 2014	$—
Issuance of warrants and option	2,487,726
Exercise of warrants	(885,259)
Change in fair value of warrant and option liability	8,396,169

Balance at December 31, 2014	$9,998,636

As of December 31, 2015:
Balance at January 1, 2015	$9,998,636
Issuance of warrants, unit purchase option and convertible note	56,026,979
Exercise and expiration of warrants and unit purchase option	(42,558,951)
Change in fair value of warrant, option and conversion feature liability	19,714,808

Balance at December 31, 2015	$43,181,472

NOTE 13    EMPLOYEE STOCK OPTIONS

The Company has three stock based employee compensation plans, the 2006 Stock Option Plan, the 2014 Stock Option Plan, and the Omnibus Plan pursuant to which certain employees and non-employee directors have been granted options to purchase common stock. The Company had 792,534 and 703,034 employee stock options outstanding as of December 31, 2015 and 2014, respectively. All options vest in installments over a three to four year period and expire ten years from the date of grant.

During the year ended December 31, 2014, the Company awarded 619,781 common stock options to certain employees and non-employee directors under the 2014 Stock Option and Omnibus Option plans. The options have an exercise price ranging from $2.00 to $7.00 per option expire ten years from date of issuance and vest over a period of three to four years. Pursuant to the reverse stock split on December 11, 2015, the exchange ratio upon the exercise of the options was adjusted such that for every 60 options exercised, one share of common stock would be issued.

The Company accounts for employee stock options according to FASB ASC 718 which requires the Company to calculate the fair value of the stock options on the date of grant and amortize over the vesting period of the options. The Company determined the value of 483,000 options granted prior to our IPO in October 2014 to be nominal due to the fair value of the Company’s common stock as of the grant date being nominal as a result of the priority provisions of the preferred stock outstanding at the time. The Company determined the fair value of the remaining 136,784 stock options granted after our IPO in October 2014 to be $306,709 of which $54,394 was expensed in 2014 with the remainder to be expensed over the vesting term of the options.

Also in the year ended December 31, 2014, the Company completed a tender offer to eligible employees to exchange 103,250 employee stock options under the 2006 Stock Option Plan for new options under the 2014 Stock Option Plan. The new options have an exercise price of $3.50 per option with all other terms the same as the original terms under the 2006 Option Plan. Pursuant to the reverse stock split on December 11, 2015, the exchange ratio upon the exercise of the options was adjusted such that for every 60 options exercised, one share of common stock would be issued. These transactions are accounted for under the provisions of FASB ASC 718 as a modification of a stock based compensation award and require the Company to record an expense for the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The Company used the Black-Scholes option valuation model to calculate the fair value of the stock options. The Company determined the incremental fair value of the options to be $223,031 which was expensed in 2014 as the options are fully vested.

The following is the range of the weighted average of the assumptions used in calculating the fair value of the options granted after our IPO in October 2014 and the options modified in 2014 using the Black-Scholes method:

Fair market value of one share of common stock	$ 296.40 - 316.80
Aggregate exercise price of 60 options	$ 210.00 - 354.60
Risk free rate	1.06% - 1.70%
Dividend yield	0.00%
Expected volatility	46.31% - 54.97%
Expected term	2.74 - 6.06 years

For the year ended December 31, 2015, the Company awarded 117,500 common stock options under the Omnibus Plan to certain employees and non-employee directors with an exercise price of $2.56 per option that expire in ten years and vest over a three and four year period. The Company determined the value of the 117,500 options granted during the year ended December 31, 2015 to be $268,202 of which $29,309 was expensed in 2015 with the remainder to be expensed over the vesting term of the options.

The following is the weighted average of the assumptions used in calculating the fair value of the options granted in 2015 using the Black-Scholes method:

Fair market value of one share of common stock	$ 153.60
Aggregate exercise price of 60 options	$ 153.60
Risk free rate	1.71%
Dividend yield	0.00%
Expected volatility	127.52%
Expected term	6.14 years

The following table summarizes the Company’s total option activity for the years ended December 31, 2015 and 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
As of December 31, 2014:
Options outstanding as of January 1, 2014	115,750	$30.00	6.3
Granted	619,784	$2.86	9.4
Exercised	—	—	—
Forfeited/expired	(32,500)	$8.92	5.7

Options outstanding as of December 31, 2014	703,034	$2.98	8.8	$—

As of December 31, 2015:
Options outstanding as of January 1, 2015	703,034	$2.98	8.8
Granted	117,500	$2.56	9.6
Exercised	—	—	—
Forfeited/expired	(28,000)	$5.16	8.6

Options outstanding as of December 31, 2015	792,534	$2.84	8.0	$—

Outstanding and exercisable stock options as of December 31, 2015 and 2014 are as follows:

	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Remaining Life (Years)	Exercise Price	Number of Options Exercisable	Exercise Price	Intrinsic Value
December 31, 2014	703,034	8.8	$2.98	117,404	$3.86	$—
December 31, 2015	792,534	8.0	$2.84	328,445	$3.07	$—

The estimated fair value of the Company stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized the following equity-based compensation expenses during the twelve months ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Stock based compensation expense	$110,123	$297,244

As of December 31, 2015 and 2014, there were $408,907 and $252,315 of total unrecognized compensation cost with a remaining vesting period of 2.71 and 3.44 years, respectively.

NOTE 14    RELATED PARTY TRANSACTIONS

The Company’s obligations pursuant to its sale-leaseback agreements described in NOTE 6 LEASE COMMITMENTS are secured by letters of credit (Letters of Credit) in an aggregate amount of $3,000,000. The Letters of Credit were issued by a bank at the behest of a non-profit foundation (the “Foundation”) and Spring Forth Investments. The Company is obligated to reimburse the Foundation and Spring Forth Investments for any draws made under the Letters of Credit pursuant to two reimbursement agreements between the Company and the Foundation and Spring Forth Investments dated October 30, 2013. Mr. Spafford, one of our directors, and his wife, Susan Spafford, have been designated by the Foundation as “Founding Trustees” under its bylaws and have authority to control certain activities of the Foundation. Our obligations under the reimbursement agreements are secured by a security interest in all of our assets pursuant to a Security Agreement dated October 30, 2013. As of December 31, 2015, no draws on the line of credit had taken place.

In February 2014, we issued a convertible promissory note with an 8% interest rate and 25,000 warrants to purchase common stock to Mr. Ashton. The consideration paid by Mr. Ashton for the note and warrants was $200,000. The maturity date for the promissory note was February 26, 2015, or upon or a qualified equity financing of at least $5 million. This financing was for general working capital purposes. The principal balance of this note, along with accrued interest of $6,751 converted to 8,270,027 Series D Units in July 2014 which separated into 8,270,027 shares of Series D Preferred Stock, 41,350 Class A warrants to purchase common stock exercisable at $4.92 per warrant which expire in July 2021 and 41,350 Class B warrants exercisable at $0.20 per warrant which expire in July 2021. Upon the closing of our IPO, the Series D Preferred Stock converted into 690 shares of common stock. The exercise price of the Class A warrants and Class B warrants has been adjusted pursuant to the price protection feature in the warrants and is currently at $0.03 for both the Class A warrants and Class B warrants. The exchange ratio for the Class A warrants and Class B warrants upon the exercise of the options is such that for every 60 options exercised, one share of common stock would be issued.

In March 2014, we issued a convertible promissory note with an 8% interest rate and 12,500 warrants to purchase common stock to DRS, LLC, an entity controlled by Mr. Spafford. The consideration paid by DRS, LLC for the note and warrants was $100,000. The maturity date for the promissory note was March 10, 2015, or upon a qualified equity financing of at least $5 million. This financing was for general working capital purposes. The principal balance of this note, along with accrued interest of $3,112 converted to 4,124,493 Series D Units in July 2014 which separated into 4,124,493 shares of Series D Preferred Stock, 20,622 Class A warrants to purchase common stock exercisable at $4.92 per warrant which expire in July 2021 and 20,622 Series B warrants exercisable at $0.20 per warrant which expire in July 2021. Upon the closing of our IPO, the Series D Preferred Stock converted into 344 shares of common stock. The exercise price of the Class A warrants and Class B warrants has been adjusted pursuant to the price protection feature in the warrants and is currently at $0.03 for both the Class A warrants and Class B warrants. The exchange ratio for the Class A warrants and Class B warrants upon the exercise of the options is such that for every 60 options exercised, one share of common stock would be issued.

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. Spafford. The maturity date for the note is July 18, 2015. The note pays interest at an annual rate of 20% and is paid monthly. The Company may extend the due date of the note to July 18, 2016 by giving notice no later than April 18, 2015 and paying an extension fee of $10,000. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note. As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units at a value of $100,000 which separated into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase common stock exercisable at $4.92 per warrant and 20,000 Class B warrants to purchase common stock at $0.20 per share. The Series D preferred stock units were accounted as a debt discount to be amortized over the life of the note. As of December 31, 2015 the unamortized debt discount was $58,333. Upon the closing of our IPO, the 4,000,000 shares of Series D Preferred Stock converted into 334 shares of common stock. The exercise price of the Class A warrants and Class B warrants has been adjusted pursuant to the price protection feature in the warrants and is currently at $0.03 for both the Class A warrants and Class B warrants. The exchange ratio for the Class A warrants and Class B warrants upon the exercise of the options is such that for every 60 options exercised, one share of common stock would be issued.

In April 2014, the Company entered into two Financial Advisory Agency Agreements with Rona Capital, LLC, an entity owned by Jeffrey A. Rona. Mr. Rona became our Chief Financial Officer in October 2014. The first agreement was for financial advisory services related to the Company’s ongoing financing activities prior to the filing of an S-1 registration with the SEC. The Company agreed to pay Rona Capital $15,000 per month plus reasonable out-or-pocket expenses. In addition, the Company issued warrants to Rona Capital to purchase 7,200,000 Series D units which separated into 7,200,000 Series D Preferred Shares, 36,000 Class A warrants to purchase common stock exercisable at $4.92 per warrant and 36,000 Class B warrants to purchase common stock exercisable at $0.20 per warrant pursuant to the initial S-1 filing with the SEC. The Company also indemnified Rona Capital for claims arising from the agreement, subject to certain exceptions. This agreement terminated upon the final closing of the Series D Preferred Stock financing. Upon the closing of our IPO, the 7,200,000 shares of Series D Preferred Stock converted into 600 shares of common stock. The exercise price of the Class A warrants and Class B warrants has been adjusted pursuant to the price protection feature in the warrants and is currently at $0.03 for both the Class A warrants and Class B warrants. The exchange ratio for the Class A warrants and Class B warrants upon the exercise of the options is such that for every 60 options exercised, one share of common stock would be issued.

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

In relation to the convertible note financing on December 30, 2015, the Foundation and Spring Forth investments agreed to enter into subordination agreements with the collateral agent in the convertible note financing whereby each agreed to subordinate their debt to the notes issued in the convertible note financing. As consideration for their agreement the Company issued them Subordination Warrants exercisable for 105,516 shares of common stock (see NOTE 11 WARRANTS).

NOTE 15    INCOME TAXES

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

The income tax expense for the years ended December 31, 2015 and 2014 consists of the following:

	2015	2014
Current
Federal	$—	$—
State and Local	1,250	5,297

	1,250	5,297

Deferred
Federal	—	—
State and Local	—	—

	—	—

	$1,250	$5,297

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2015 and 2014 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

The components of the Company’s deferred tax assets for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating losses	4,194,990	18,229,887
Depreciation and amortization	(182,903)	162,344
Allowance for doubtful accounts	6,324	2,035
Accrued vacation	112,892	85,081
Accrued personal property tax	4,083	4,048
Other	1,652	171

Total deferred tax assets	4,137,036	18,483,566
Less: Valuation allowance	(4,137,036)	(18,483,566)

Net deferred tax assets	$—	$—

Reconciliation of reported amount of income tax expense for the years ended December 31, 2015 and 2014 consists of the following:

	2015	2014
Benefit for income taxes computed at federal statutory rate	$(19,685,292)	$(7,385,656)
State income taxes, net of federal tax benefit	1,998,974	(407,156)
Non-deductible expenses	12,902,916	3,024,860
NOL write off due to Section 382 limitation	23,200,232	—
Increase (decrease) in valuation allowance	(14,346,481)	4,622,286
Other, net	(71,150)	150,963

Provision for income taxes	$1,250	$5,297

Effective tax rate	(0.01%)	(0.07%)

As of December 31, 2015 the Company has generated operating losses. As a result the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2015 and 2014. The valuation allowance decreased by $14,346,481 during the tax year ended December 31, 2015.

During 2015, the Corporation had a change of ownership for Internal Revenue Code purposes. The amount of the NOLs for federal and state purposes was reduced to the amount that can be used considering those limitations. The amount presented is reduced based on the section 382 limitation and the carryforward period as provided by the federal and state tax laws.

As of December 31, 2015 and 2014, the Company has a net operating loss carry forwards for Federal income tax purposes of $11.5 million and $51.8 million, respectively, which expire in varying amounts during the tax years 2025 and 2035. The Company has net operating loss carry forwards for State income tax purposes of $8.2 million and $32.5 million which expire in varying years from 2025 to 2035.

Under FASB ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2015 and 2014, the Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2015, and 2014, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2015 and 2014 relating to unrecognized tax benefits.

The tax years 2012-2015 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 16    LEGAL PROCEEDINGS

The Company is not currently a party to any pending or threatened legal proceeding or regulatory or government investigations. We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of such claims would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

NOTE 17    GEOGRAPHIC INFORMATION

The Company has both domestic (U.S.) and international customers for its products. Sales for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Domestic sales	$2,096,825	$1,559,614
International sales	45,215	46,640

Total sales	$2,142,040	$1,606,254

NOTE 18    SUBSEQUENT EVENTS

In January and February 2016, the Company issued 64,641,576 shares of common stock pursuant to the cashless exercise of 5,001,687 Series C Warrants, the conversion of 13,967 shares of Series E Preferred Stock and the exercise of 121,450 unit purchase options with the immediate conversion and exercise of the Series E Preferred Stock and Series C Warrants.

In January 2016, the Company settled the cashless exercise of 138,158 Series C Warrants with cash in the amount of $304,017.

On January 21, 2016 all outstanding Series C Warrants were mandatorily exercised utilizing the cashless provision of the warrants. As of March 1, 2016 there are 50,418 Series C Warrants that have yet to be delivered and upon delivery, the Company will issue 563,651 shares of common stock.

In February 2016, the Company entered into a settlement agreement with Dawson James Securities, Inc. (“Dawson James”) pursuant to a dispute related to an underwriting agreement. Dawson James has agreed to terminate its right of first refusal for a one time payment by the Company of $80,000. In addition, Dawson James has agreed to provide consulting services for a 12 month period in consideration of the Company paying them an aggregate consulting fee of $800,000 consisting of $200,000 paid upon execution of the agreement and $50,000 per month for 12 months.

In February 2016, the Company entered into amendment agreements with holders of the Notes and Series D Warrants. The amendments (i) reduced the number of shares of common stock required to be reserved for issuance upon the conversion of the Notes and exercise of the Series D Warrants from 120,000,000 to

85,000,000. The reduction will expire on April 1, 2016, and (ii) extend the deadline for filing the initial registration statement to register the common stock issuable upon conversion of the Notes and exercise of the Series D Warrants.

In February 2016 the Company completed a public offering of 39.2 million Units. Each Unit consisted of one share of common stock and 1.5 Series E Warrants, each whole Series E Warrant is to purchase one share of our common stock at $0.25 per Series E Warrants. The Company received approximately $6.3 million of gross proceeds and approximately $5.6 million of net proceeds. The Series E Warrants expire six years from the date of issuance but are not exercisable for one year and are subject to a vote of the shareholders and an increase in the number of authorized common stock that the Company can issue.