Form 10-Q
period 2016-03-31
Great Basin Scientific, Inc.
filed 2016-05-12
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36662

GREAT BASIN SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0361454
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 E. South Temple, Suite 520, Salt Lake City, UT	84111
(Address of principal executive offices)	(Zip Code)

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

The issuer had 3,942,843 shares of common stock outstanding as of May 11, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(Unaudited)

	March 31	December 31,
	2016	2015
Assets
Current assets:
Cash	$2,307,191	$4,787,759
Restricted Cash	13,800,478	13,800,000
Accounts receivable, net	348,534	411,390
Inventory	1,156,012	1,133,142
Prepaid and other current assets	1,571,608	564,910
Total current assets	19,183,823	20,697,201

Intangible assets, net	93,465	119,171
Property and equipment, net	8,315,185	7,741,991
Total assets	$27,592,473	$28,558,363
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,503,422	$2,432,459
Accrued expenses	1,754,966	1,313,149
Current portion of notes payable	—	5,693
Current portion of convertible notes payable, net of discount	8,271,184	1,638,717
Notes payable - related party, net of discount	500,000	500,000
Current portion of capital lease obligations	1,376,049	1,305,426
Current portion of derivative liability	35,096,383	—
Total current liabilities	49,502,004	7,195,444
Notes payable, net of current portion	—	—
Convertible notes payable, net of current portion and debt discount	—	525,000
Capital lease obligations, net of current portion	483,681	851,410
Derivative liability, net of current portion	21,011,177	43,181,472
Total liabilities	70,996,862	51,753,326
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
74,380 and 88,347 shares issued and outstanding, respectively	74	88
Common stock, $.0001 par value: 200,000,000 shares authorized;
3,292,683 and 296,869 shares issued and outstanding, respectively	329	30
Additional paid-in capital	112,151,579	98,708,784
Accumulated deficit	(155,556,371)	(121,903,865)
Total stockholders' deficit	(43,404,389)	(23,194,963)
Total liabilities and stockholders' deficit	$27,592,473	$28,558,363

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$731,422	$458,730
Cost of sales	1,861,745	966,593
Gross loss	(1,130,323)	(507,863)
Operating expenses:
Research and development	2,297,983	1,503,558
Selling and marketing	1,478,778	806,118
General and administrative	2,208,657	1,060,652
Total operating expenses	5,985,418	3,370,328
Loss from operations	(7,115,741)	(3,878,191)
Other income (expense):
Interest expense	(6,316,330)	(305,582)
Interest income	578	4,297
Change in fair value of derivative liability	(20,219,263)	(66,994,149)
Total other income (expense)	(26,535,015)	(67,295,434)
Loss before provision for income taxes	(33,650,756)	(71,173,625)
Provision for income taxes	(1,750)	—
Net loss	$(33,652,506)	$(71,173,625)
Net loss per common share - basic and diluted	$(15.26)	$(29,374.17)
Weighted average common shares - basic and diluted	2,205,230	2,423

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,652,506)	$(71,173,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	563,322	339,593
Bad debt expense	86,273	—
Change in fair value of derivative liability	20,219,263	66,994,149
Employee stock compensation	37,045	18,720
Debt discount amortization	6,107,467	25,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(23,417)	(23,024)
Increase in inventory	(22,870)	(47,602)
Increase in prepaid and other assets	(1,006,698)	(181,741)
Decrease in accounts payable	(899,776)	(37,237)
Increase in accrued liabilities	441,817	495,060
Net cash used in operating activities	(8,150,080)	(3,590,707)
Cash flows from investing activities:
Acquisition of property and equipment	(216,230)	(83,566)
Construction of equipment	(408,271)	(77,769)
Net cash used in investing activities	(624,501)	(161,335)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,335,950	88,000
Proceeds from follow-on offering	5,575,741	22,154,639
Proceeds from issuance of notes payable - related party	—	250,000
Payment of cash settlement for warrant exercises	(314,879)	—
Principal payments of capital leases	(297,106)	(158,090)
Principal payments of notes payable	(5,693)	(11,969)
Net cash provided by financing activities	6,294,013	22,322,580
Net increase (decrease) in cash	(2,480,568)	18,570,538
Cash, beginning of the period	4,787,759	2,017,823
Cash, end of the period	$2,307,191	$20,588,361
Supplemental disclosures of cash flow information:
Interest paid	$215,199	$241,228
Income taxes paid	$1,750	$—
Supplemental schedule of non-cash investing and financing activities:
Initial public offering and follow-on offering costs incurred but unpaid	$483,952	$453,015
Property and equipment included in accounts payable	$486,309	$419,693
Cashless exercise of warrants	$187	$—
Change in derivative liability from exercised and issued warrants	$12,384,852	$—

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

The Company is a molecular diagnostic testing company focused on the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company believes that small to medium sized hospital laboratories, those under 400 beds, are in need of simpler and more affordable molecular diagnostic testing methods. The Company markets a system that combines both affordability and ease-of-use, when compared to other commercially available molecular testing methods, which it believes will accelerate the adoption of molecular testing in small to medium sized hospitals. The system includes an analyzer, which is provided for our customers’ use without charge in the United States, and a diagnostic cartridge, which is sold to our customers. The testing platform has the capability to identify up to 64 individual targets at one time. If the test identifies one to three targets, they are referred to as low-plex tests, or tests, and if they identify four or more targets they are referred to as multi-plex panels, or panels. The Company currently has two commercially available tests, the first for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April 2012 and the second for Group B Strep, which received clearance from the FDA in April 2015 and launched commercially in June 2015. The Company received FDA clearance on two more tests in March 2016, Staphylococcus Identification and Resistance Panel, or Staph ID/R panel and Shiga toxin producing E. coli, or STEC, each of which is not yet available for commercial sale. Our customers consist of hospitals, clinics, laboratories and other healthcare providers in the United States, the European Union and New Zealand.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company as of March 31, 2016 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2015 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Net Income (Loss) per Common Share

Basic loss per share (“EPS”) is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include convertible preferred stock, convertible notes, stock options and warrants. The number of potential common shares outstanding is computed using the treasury stock method.

As the Company has incurred losses for the three months ended March 31, 2016 and 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2016 and 2015, there were 5,732,109 and 18,495 potentially dilutive shares, respectively.

Reverse Stock Split

On March 30, 2016, the Company effected a reverse stock split of the Company’s common stock whereby each thirty-five shares of common stock was replaced with one share of common stock (with no fractional shares issued). The par value and the number of authorized shares of the common stock were not adjusted. All common share and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. The quantity of Series E Preferred Stock,

Common Warrants, Class A, Class B, Series A, Series B and Series C Warrants as well as employee and other options were not included in the reverse stock split and their outstanding quantities have not been adjusted. However, the conversion and exchange ratios were adjusted for the effect of the reverse stock splits such that upon conversion each 2,100 shares of Series E Preferred Stock will now be converted into four shares of common stock and upon exercise each 2,100 warrants or options will now be converted into one share of common stock. The quantity of Series D and Subordination Warrants were not included in the reverse stock split and their outstanding quantities have not been adjusted. However, the conversion ratio has been adjusted such that upon exercise each 35 of the Series D and Subordination Warrants will now be converted into one share of common stock (see NOTE 10 WARRANTS).

Fair Value of Financial Instruments

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company issued certain common stock warrants, employee stock options and convertible notes that are required to be recorded at fair value measured at the transaction date. In addition certain other warrants to purchase common stock and convertible notes qualify as derivative liabilities and are therefore required to be recorded at fair value measured at the transaction date and again at each reporting period end. The fair value of these warrants and conversion was determined using estimates and assumptions that are not readily available in public markets and the Company has designated this liability as Level 3. The assumptions used for the fair value calculation as well as the changes in the value of the derivative liability are shown in NOTE 11 DERIVATIVE LIABILITY.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases, which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  This update is effective for annual periods and interim periods with those periods beginning after December 15, 2018.  The Company is evaluating the impact of this standard on its financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11 Simplifying the Measurement of Inventory, that simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest, Simplifying the Presentation of Debt Issuance Cost. This standard provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, this standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company has adopted this standard and the effects are reflected in its financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB deferred the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 on its financial statements.

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the three months ended March 31, 2016 of $33.7 million and a net loss for the year ended December 31, 2015 of $57.9 million, and has an accumulated deficit of $155.6 million as of March 31, 2016. Whether and when the Company can attain profitability and positive cash flows from operations is uncertain.

The Company intends to continue to develop its products and expand its customer base, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, the Company intends to seek to obtain financing in order to fund its working capital and development needs. In February 2016 the Company obtained financing by completing another follow-on offering for net proceeds of $5.0 million.

The Company has been able to meet its short-term needs through private placements of convertible preferred securities, an initial public offering (“IPO”), additional follow-on offerings, convertible debt financing and the sale and leaseback of analyzers used to report test results. The Company will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financings, the impact on the Company’s operations will be material and adverse.

NOTE 4 LEASE COMMITMENTS

Capital Leases

The Company has entered into two lease agreements for the sale-leaseback of molecular diagnostic analyzers. The first agreement was entered into in November 2013 and provided for the sale of 125 molecular diagnostic analyzers for a sales price of $2,500,000, which are being leased back for a base period of thirty-six monthly payments of $74,875. The second agreement was entered into in April 2014 for the sale of 75 molecular diagnostic analyzers for a sales price of $1,500,000, which are being leased back for a base period of twenty-four monthly payments of $64,665. At the end of each lease term, the leases shall automatically renew for twelve additional months unless certain conditions are met. As such, the Company is amortizing the capital lease over a forty-eight month period for the first agreement and a thirty-six month period for the second agreement. The lease is accounted for as a capital lease sale-leaseback transaction in accordance with ASC 840, “Leases”.

Operating Leases

The Company leases approximately 35,540 square feet of office space located in Salt Lake City, Utah for use as the executive offices and labs. Base rent payments due under the lease are expected to be approximately $3,472,875 in the aggregate over the term of the lease of 65 months beginning on December 1, 2015. The Company also leases approximately 33,000 square feet of building space at another location in Salt Lake City, Utah for use primarily as manufacturing space and labs. Base rent payments due under these leases total $21,226 per month. The leases expire on April 30, 2017.  The Company also leases certain office equipment such as copiers and printers under operating lease agreements that expire at various dates.

Amounts charged to expense under operating leases were $165,045 and $74,268 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements in January and February 2013. During the three months ended March 31, 2016, both notes were extinguished by making the final payments on the notes in the amount of $5,693.

NOTE 6    CONVERTIBLE NOTES PAYABLE

On December 30, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which it agreed to issue $22.1 million in senior secured convertible notes (“Notes”) and Series D Warrants (further described below). The Notes are convertible into 3,946,429 shares of Common Stock at a price equal to $5.60 per share, subject to adjustment for certain dilutive events. $20 million of the notes were issued for cash proceeds totaling $18.4 million with an original issue discount in the amount of $1.6 million which is equal to sixteen (16) months of simple interest at a rate of six percent (6.0%) per annum on the aggregate principal of the Notes (assuming, that the entire aggregate original principal amount remains outstanding through the maturity date). $2.1 million of the Notes were issued to extinguish 1,050,000 outstanding Series C Warrants at an extinguish value of $2.00 per warrant. The Notes are senior secured obligations of the Company and will rank senior to all outstanding and future indebtedness of the Company. They are secured by a first priority perfected security interest (subject to permitted liens as defined in the Notes) in all of the current and future assets of the Company. The Notes contain standard and customary events of default and the entire principal balance is subject to the default and redemption provisions contained in the Notes, regardless of whether or not any of the proceeds have been released from the Company’s restricted accounts.

In connection with the issuance of the Notes under the SPA, the Company issued Series D Warrants (the “Series D Warrants”), exercisable to acquire 100,090 shares of Common Stock, subject to a one time adjustment on December 31, 2016 under the terms of the Series D Warrants (see NOTE 10 WARRANTS). Each Series D Warrant is exercisable by the holder beginning six months after December 30, 2015 and continuing for a period five years thereafter. The Series D Warrants are exercisable at $5.60 per share of common stock, subject to adjustments for certain dilutive events.

The Company has agreed to make amortization payments with respect to the Notes in twelve (12) equal installments beginning four (4) months after the original date of issuance of December 30, 2015 (each, an “Installment Date”). On each installment date, assuming certain equity conditions are met, the installment payment shall automatically be converted into shares of Common Stock at a conversion rate defined in the agreement.

Under the terms of the Notes, at closing the Company received an initial tranche of $4.6 million for immediate use for general corporate purposes. The remaining cash proceeds of $13.8 million are being held in a restricted account and will be released to the Company from the Company’s restricted accounts in subsequent equal tranches subject to certain equity conditions.

$20 million of the Notes were issued for cash proceeds of $18.4 million with an original issue discount in the amount of $1.6 million.  The conversion feature in the Notes represents an embedded derivative that requires bifurcation due to the ratchet provision described above related to the conversion feature. The provisions in the Series D Warrants also require the Company to account for the warrants as derivative liabilities. The original issue discount, the fair value of the embedded conversion feature, the fair value of the Series D Warrants and the debt issuance costs are all together considered the debt discount. The Company recorded a debt discount in the amount of $20 million which is being amortized over the life of the note using the effective interest method. For the three months ended March 31, 2016, $6,107,467 of the debt discount had been amortized to interest expense.

The following table summarizes the convertible notes outstanding at March 31, 2016:

Convertible notes payable, principal	$22,100,000
Debt discounts	(13,828,816)

Net convertible note payable	8,271,184
Less current portion	(8,271,184)

Convertible notes payable, long term	$—

NOTE 7 NOTES PAYABLE – RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The original maturity date for the note was July 18, 2015, which was extended by the Company to July 18, 2016 by giving notice and paying an extension fee of $10,000. The note pays interest at an annual rate of 20% and is paid monthly. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note.  As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which were separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase 10 shares of common stock at $5.60 per share and 20,000 Class B warrants to purchase 10 shares of common stock at $5.60 per share) at a value of $100,000 or $0.025 per unit. The 4,000,000 shares of Series D Preferred Stock were converted into 10 shares of Common Stock. The Series D preferred stock units were accounted as a debt discount which has been fully amortized.

NOTE 8 PREFERRED STOCK

The Company had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share as of March 31, 2016. As of March 31, 2016 there were 74,380 shares of Series E Preferred Stock issued and outstanding which are convertible at the option of the holders into 142 shares of common stock.  During the three months ended March 31, 2016, 13,967 shares of Series E Preferred Stock were converted into 27 shares of common stock.

NOTE 9 COMMON STOCK

The Company had 200,000,000 shares of common stock authorized at a par value of $0.0001 per share as of March 31, 2016. As of March 31, 2016 there were 3,292,683 shares of common stock issued and outstanding. The Company has reserved 2,428,572 of authorized but unissued shares of common stock for issuance pursuant to the convertible notes and associated Series D Warrants.

During the three months ended March 31, 2016, the Company issued 1,520,888 shares of common stock pursuant to the cashless exercise of 5,091,815 Series C Warrants.

During the three months ended March 31, 2016, the Company issued 354,899 shares of common stock pursuant to the cash exercise of 121,540 Underwriter Unit Purchase Options at an exercise price of $11.00 for total proceeds of $1,335,950.  Upon exercise of these options, 121,540 shares of Series E Convertible Preferred Stock were issued and immediately converted into 232 shares of  common stock and 972,320 Series C Warrants were issued and immediately exercised pursuant to the cashless exercise provision into 354,667 shares of common stock.

During the three months ended March 31, 2016, the Company issued 27 shares of common stock pursuant to the conversion of 13,967 shares of Series E Convertible preferred stock (see NOTE 8 PREFERRED STOCK).

On February 24, 2016, the Company completed a public offering of 39.2 million Units.  Each 35 units consisted of one share of common stock and 52.5 Series E Warrants. The Company received approximately $5.0 million of net proceeds.  Pursuant to the sale of the units, the Company issued 1,120,000 shares of common stock. Each 35 Series E Warrants are exercisable into one share of common stock at $8.75 per share.  The Series E Warrants expire six years from the date of grant, are not exercisable for one year and which exercise is subject to a shareholder vote and an increase in the number of authorized shares of common stock the Company can issue.

NOTE 10 WARRANTS

The following table outlines the warrants outstanding and exercisable as of March 31, 2016:

			Total
			Shares of	Aggregate
	Outstanding	Warrant	Common Stock	Exercise Price
	and	Exercise	Underlying	for One
Warrants	Exercisable	Price	the Warrant	Common Share	Expiration
Class A	1,532,598	$0.0027	755	$5.60	April 2021 - July 2021
Class B	1,310,956	$0.0027	640	$5.60	April 2012 - July 2021
Series B	1,074,082	$8.04	530	$16,873.50	March 2021 - July 2021
Series D	3,503,116	$0.0027	100,090	$5.60	June 2021
Series E	58,800,000	$0.25	1,680,000	$8.75	February 2022
Subordination	105,516	$0.0027	3,015	$5.60	June 2021
Common	463,356	$0.0027 - $32.00	230	$5.60 - $67,200.00	April 2016 - July 2021
Total Warrants	66,789,624		1,785,260

Class A Warrants

The Class A Warrants include a provision which provides that the exercise price of the Class A Warrants will be adjusted in connection with certain equity issuances by the Company.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $5.60 per share of common stock.

Class B Warrants

The Class B Warrants include a provision which provides that the exercise price of the Class B Warrants will be adjusted in connection with certain equity issuances by the Company.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $5.60 per share of common stock.

Series B Warrants

The Series B Warrants include a provision which provides that the exercise price of the Series B Warrants is subject to reduction in connection with certain equity issuances by the Company that are below the then current market price. In February 2016, as a result of the February 2016 Unit Offering, the price reduction provision was trigged and the exercise price was reduced to $16,873.50 per share of common stock.

Series C Warrants

During the three months ended March 31, 2016, 5,229,973 Series C Warrants were exercised pursuant to the cashless exercise provision.  The Company settled 5,091,815 of the Series C Warrant exercises through the issuance of 1,520,888 shares of common stock and the Company settled 138,158 of the Series C Warrant exercises with cash in the amount of $314,879.

On January 21, 2016 all outstanding Series C Warrants were mandatorily exercised utilizing the cashless provision of the warrants and the corresponding shares of common stock issued.  As of March 31, 2016 there are 47,528 Series C Warrant certificates that have yet to be delivered to the Company representing 15,182 shares of common stock.

Series D Warrants

The Series D Warrants include a provision which provides that the exercise price of the Series D Warrants will be adjusted in connection with certain equity issuances by the Company subject to a floor exercise price of $7.00 per share of common stock.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to the floor of $7.00 per share of common stock.  In March 2016, pursuant to the approval of the Company’s stockholders of the removal of the exercise floor price, the exercise price was adjusted to $5.60 per share of common stock.

Series E Warrants

In connection with the February 2016 Unit Offering, the Company issued Series E Warrants to purchase 1,680,000 shares of common stock as part of the units sold in the offering (see NOTE 9 COMMON STOCK).  Each 35 Series E Warrant will have an initial exercise price per share of $8.75, subject to certain adjustments. The Series E Warrants are exercisable beginning one year and one day from the date of issuance, but only if the Company has obtained stockholder approval (i) for the issuance of shares of common stock issuable upon the exercise of the Series E Warrants pursuant to the applicable rules and regulations of the NASDAQ Capital Market and (ii) to effect an additional reverse split of our common stock and/or increase our authorized shares of common stock so as to permit the exercise in full of the Series E Warrants.  The Series E Warrants will expire on the fifth anniversary of the date they first become exercisable. One year from the date of issuance, the number of shares of common stock issuable upon the exercise of the Series E Warrants shall be increased to equal the difference, if positive, obtained by subtracting (x) the number of shares of common stock issuable upon the exercise of the Series E Warrants on the date of issuance) , from (y) the lesser of (A) 7% of the sum of the number of shares of common stock actually outstanding one year from the date of issuance, plus the number of shares of common stock deemed to be outstanding pursuant to the terms of the Series E Warrant, or (B) 200% of the shares of common stock issuable upon the exercise of the Series E Warrants on such date.

The Series E Warrants include a provision that for one year from issuance the exercise price per share will adjust if the Company has certain equity issuances for consideration per share that is less than the current exercise price of the Series E Warrants. The Series E Warrants are exercisable on a cashless basis in the event there is no effective registration statement registering the shares underlying the Series E Warrants.

Subordination Warrants

The Subordination Warrants include a provision which provides that the exercise price of the Subordination Warrants will be adjusted in connection with certain equity issuances by the Company subject to a floor exercise price of $7.00 per share of common stock.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to the floor of $7.00 per share of common stock.  In March 2016, pursuant to the approval of the Company’s stockholders of the removal of the exercise floor price, the exercise price was adjusted to $5.60 per share of common stock.

Common Warrants

Certain Common Warrants include a provision which provides that the exercise price of these certain Common Warrants will be adjusted in connection with certain equity issuances by the Company.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price of these certain Common Warrants was adjusted to $5.60 per share of common stock.

The following table summarizes the common stock warrant activity during the three months ended March 31, 2016:

			Weighted
			Average
		Weighted	Remainder
	Common	Average	Contractual
	Stock	Exercise	Term in
	Warrants	Price	Years
As of March 31, 2016:
Warrants Outstanding as of January 1, 2016	13,219,597	$2.71	4.7
Granted	58,800,000	$0.25	5.9
Exercised	(5,229,973)	$2.55	—
Expired	—	—	—
Warrants outstanding as of March 31, 2016	66,789,624	$0.39	5.8

Underwriters’ Unit Purchase Option

During the three months ended March 31, 2016, 121,540 Underwriters’ Unit Purchase Options were exercised for cash in the amount of $1,335,950. Pursuant to the exercise of these options, 121,540 shares of Series E Convertible Preferred Stock were issued and immediately converted into 232 shares of common stock and 972,320 Series C Warrants were issued and immediately exercised pursuant to the cashless exercise provision of the Series C Warrants into 354,667 shares of common stock. There are no outstanding Underwriters’ Unit Purchase Options as of March 31, 2016.

NOTE 11    DERIVATIVE LIABILITIES

The derivative liability for our instruments classified as derivative liabilities are recorded at fair value at inception and subsequently re-measured to fair value as long as such instruments are classified as derivative liabilities. Changes in the fair value of the derivative liability was included as a component of Other income (expense) and has no effect on the Company’s cash flows. The valuation methodologies used vary by instrument and include a modified Black-Scholes option valuation model utilizing the fair value of the underlying common stock and a binomial model with Monte Carlo simulation. The Company has determined the fair value measurements to be a level 3 measurement (see NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).

Class A Warrants, Class B Warrants, Series B Warrants and Certain Common Warrants

Our Class A Warrants, Class B Warrants, Series B Warrants and certain common warrants, have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the original exercise price of the respective warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. Our Series B Warrants have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the then current market price, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. Such exercise price adjustments prohibit the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, these warrants are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered for our Class A Warrants, Class B Warrants, Series B Warrants and certain common warrants and the exercise price per share was adjusted accordingly.

The fair value of these warrants was calculated using a modified Black-Scholes option valuation model utilizing the fair value of underlying common stock. Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. Due to the significant variance between the fair market value of the stock and the exercise price, the Black-Scholes option-pricing model resulted in a fair value that equals the current market value of the stock. As such, the fair value of the Class A, Class B, Series B and certain other common warrants was estimated to be $7.17 per share, which was the closing price of the common stock on March 31, 2016. The Company determined the total fair value of these warrants at March 31, 2016 was $13,500.

Series C Warrants and Unit Purchase Option

Our Series C Warrants contained a cashless exercise provision using a predetermined Black Scholes Value. Such provision, if exercised by the holder, would require the Company to settle these warrants, at its option, either by cash payment or the granting of a variable number of common shares. This provision results in the potential for the Company to either have to net cash settle the warrant or potentially issue an indeterminate number of common shares which prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants and the unit purchase option are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. During the three months ended March 31, 2016 all of the remaining Series C Warrants and unit purchase options were exercised.

Convertible Notes Conversion Feature

The convertible notes issued in December 2015 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price. These provisions could result in modification of the conversion price due to a future equity offering and as such the conversion feature cannot be considered indexed to the Company’s own stock. The note also provides that the Company will repay the principal amount at an initial conversion rate subject to certain adjustments. These features represent an embedded derivative that requires bifurcation and are recorded at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair value of the conversion feature to be $35,096,383 at March 31, 2016 using a binomial model with Monte Carlo simulation to reflect different scenarios where reset may be triggered using the following assumptions:

Trading price of common stock on measurement date	$7.17
Conversion price (1)	$4.05
Risk free interest rate (2)	0.59%
Conversion notes lives in years	1.08
Expected volatility (3)	251%
Expected dividend yield (4)	-

(1)	The conversion price of the convertible notes was calculated based on the formula in the Notes agreement as of the respective measurement date

(2)	The risk-free interest rate was determined by management using the 1-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Series D Warrants and Subordination Warrants

In connection with the issuance of convertible notes in December 2015, the Company issued Series D Warrants to acquire 100,090 shares of common stock. In addition, the Company issued Subordination Warrants to acquire 3,015 shares of common stock. The Series D Warrants and Subordination Warrants contain provisions that will adjust the exercise price upon certain equity issuances.  In addition, these warrants contain a provision for a one-time adjustment at December 31, 2016, to the number of warrants issued. The Company has determined that the provisions contained in the Series D Warrants and the Subordination Warrants could result in modification of the exercise price resulting in a variable number of additional common shares that could be issued. This prohibits the company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair of the Series D Warrants and Subordination Warrants to be $9,019,277 at March 31, 2016 using a binomial model with Monte Carlo simulation to reflect different scenarios where reset may be triggered and to project the range of the additional shares to be issued on December 31, 2016 using the following assumptions:

Trading price of common stock on measurement date	$7.17
Exercise price (1)	$5.60
Risk free interest rate (2)	1.21%
Warrant lives in years	5.25
Expected volatility (3)	230%
Expected dividend yield (4)	-

(1)	The exercise price of the Series D and Subordination Warrants as defined in the warrant agreement.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Series E Warrants

In connection with the February 2016 Unit Offering, the Company issued Series E Warrants to purchase 1,680,000 shares of common stock as part of the units sold in the offering (see NOTE 9 COMMON STOCK). The Series E Warrants contain a provision that for one year from issuance the exercise price per share will adjust if the Company has certain equity issuances for consideration per share that is less than the current exercise price of the Series E Warrants. In addition, these warrants contain a provision for a one-time adjustment one year from date of issuance, to the number of warrants issued. The Company has determined that the provisions contained in the Series E Warrants could result in modification of the exercise price resulting in a variable number of additional common shares that could be issued. This prohibits the company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at issuance and again at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair of the Series E Warrants to be $11,390,400 at issuance and $11,978,400 at March 31, 2016 using a Black Scholes valuation model using the following assumptions:

	February 24, 2016	March 31, 2016
Trading price of common stock on measurement date	$6.82	$7.17
Exercise price (1)	$8.75	$8.75
Risk free interest rate (2)	2.73%	2.75%
Warrant lives in years	6.01	5.91
Expected volatility (3)	225%	230%
Expected dividend yield (4)	-	-

(1)	The exercise price of the Series E Warrants as defined in the warrant agreement.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following summarizes the total change in the value of the derivative liabilities during the three months ended March 31, 2106:

As of March 31, 2016:
Balance at January 1, 2016	$43,181,472
Issuance of warrants	5,091,677
Exercise of warrants and options	(12,384,852)
Change in fair value of warrant and option liability	20,219,263
Balance at March 31, 2016	$56,107,560

NOTE 12 EMPLOYEE STOCK OPTIONS

The Company has three stock based employee compensation plans pursuant to which stock option grants have been made. Under the Great Basin Scientific, Inc. 2014 Omnibus Plan, the 2014 Stock Option Plan and the 2006 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 792,034 employee stock options exercisable into 419 shares of common stock outstanding as of March 31, 2016. All options vest in installments over a three to four year period and expire ten years from the date of grant.

Any future employee stock option grants will be made pursuant to the 2014 Omnibus Plan.  As of March 31, 2016, employee stock options exercisable into 125 shares of common stock have been granted pursuant to the 2014 Omnibus Plan and options exercisable into 1,275 shares of common stock remain available for issuance under that plan.

The following table summarizes the Company’s total option activity for the three months ended March 31, 2016:

			Total	Aggregate	Weighted
		Weighted	Shares of	Exercise	Average
		Average	Common	Price	Remaining
		Option	Stock	for One	Contractual
		Exercise	Underlying	Common	Term in
	Options	Price	the Option	Share	Years
As of March 31, 2016:
Options outstanding as of January 1, 2016	792,534	$2.84	420	$5,964.00	8.0
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	500	$2.00	1	$4,200.00	—
Options outstanding as of March 31, 2016	792,034	$2.84	419	$5,964.00	7.8

Outstanding and exercisable stock options as of March 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
	Options	Life	Exercise	Options	Exercise
	Outstanding	(Years)	Price	Exercisable	Price
March 31, 2016	792,034	7.8	$2.84	376,925	$3.04

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $37,045 in equity-based compensation expenses during the three months ended March 31, 2016. There were $371,862 of total unrecognized compensation cost with a remaining vesting period of 2.46 years and $0 in intrinsic value of outstanding and vested stock options as of March 31, 2016.

NOTE 13 LEGAL PROCEEDINGS

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

NOTE 14 SUBSEQUENT EVENTS

On April 7, 2016, the Company entered into certain warrant exchange agreements (the “Exchange Agreements”), each by and between the Company and a holder of its outstanding Series E Warrants, pursuant to which the Company and each such holder agreed to exchange outstanding Series E Warrants for shares of common stock of the Company. Pursuant to the Exchange Agreements, the Company issued 650,160 shares of common stock of the Company in exchange for the surrender by the holders to the Company of 58,800,000 Series E Warrants exercisable to acquire approximately 1,680,000 shares of common stock of the Company (representing an exchange ratio of one share of common stock for each 2.584 shares of common stock underlying the surrendered Series E Warrants). The surrendered Series E Warrants were immediately cancelled by the Company and there are no Series E Warrants issued and outstanding.

On April 5, 2016, the Company received notification from the Utah Labor Commission, Occupational Safety and Health Division (ULC) that a former employee filed a claim with the ULC alleging wrongful termination in violation of the Utah Occupational Safety and Health Act, Utah Code. The Company has performed an investigation and believes the claim is without merit.

On May 2, 2016, the holders of the senior secured convertible notes of the Company voluntarily removed restrictions on the Company’s use of an aggregate of $1 million previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company.

On May 11, 2016, the Company and certain of the buyers. as set forth in the Schedule of Buyers attached to the Securities Purchase Agreement, dated December 28, 2015 (the “SPA”), in relation to the issuance and sale by the Company of $22.1 million aggregate principal amount of senior secured convertible notes (the “Notes”) and related Series D common stock purchase warrants (the “Warrants”), holding enough of the Notes and Warrants to constitute the Required Holders under Section 10 of the Registration Rights Agreement by and between the Company the Buyers (the “Registration Rights Agreement”) entered into December 30, 2015, entered into Amendment Agreement No.3 to the Registration Rights Agreement (the “Third Amendment Agreement”), whereby the Company and the Buyers agreed to extend the deadline for bringing the initial registration statement required thereunder registering our shares of common stock issuable upon conversion of the Notes and exercise of the Warrants to the date which is the earlier of  May 31, 2016 and the fifth (5th) business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such initial registration statement will not be subject to further review.

Under the Third Amendment Agreement, the Buyers also waived any (i) any breach of the Registration Rights Agreement prior to May 11, 2016 under Section 2(a) of the Registration Rights Agreement for the Company’s failure to have the initial registration statement brought effective by the initial effectiveness deadline, prior to the date of Third Amendment Agreement and (ii) the Holder’s right to Registration Delay Payments (as defined under the Registration Rights Agreement) prior to the date of the Third Amendment Agreement for the Company’s failure to have the initial registration statement brought effective by the initial effectiveness deadline.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our annual report on Form 10-K, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all of our revenue will be derived from sales of our C. diff and Group B Strep diagnostic tests;
•	our ability to expand our sales and marketing capabilities to increase demand for C. diff, Group B Strep and any other diagnostic tests we may develop and gain approval for;
•	our ability to develop additional revenue opportunities, including new diagnostic tests;
•	the timing of regulatory submissions;
•	our ability to maintain regulatory approval of our current diagnostic test and to obtain and maintain regulatory approval for any other diagnostic test we may develop;
•	approvals for clinical trials may be delayed or withheld by regulatory agencies;
•	pre-clinical and clinical studies may not be successful or confirm earlier results or may not meet expectations, regulatory requirements or performance thresholds for commercial success;
•	risks relating to the timing and costs of clinical trials and other expenses;
•	management and employee operations and execution risks;
•	loss of key personnel;
•	competition in the markets we serve;
•	our ability to manufacture our C. diff, Group B Strep and other diagnostic tests at sufficient volumes to meet customer needs;
•	our ability to reduce the cost to manufacture our C. diff, Group B Strep and other diagnostic tests;
•	risks related to market acceptance of diagnostic tests;
•	intellectual property risks;
•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing and timing of product launches;
•	our ability to fund our working capital requirements;
•	risks associated with the uncertainty of future financial results;

•	risks associated with raising additional capital when needed and at reasonable terms
•	risks associated with our potential delisting from the NASDAQ Capital Market; and
•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

These risks are not exhaustive. Other sections of this Form 10-Q, “Part II. Item 1A. – Risk Factors” and “Item 1A. – Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015, as filed with the Commission on March 1, 2016, may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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

Overview of Our Business

We are a molecular diagnostic testing company. We are focused on improving patient care through the development and commercialization of our patented, low-cost, molecular diagnostic platform for testing for infectious disease, especially hospital acquired infections. We believe our platform has the ability to transform molecular testing for infectious diseases at small to medium sized hospitals by providing an affordable solution that meets the rapidly evolving needs of patients and providers.

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

In November 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastrointestinal distress in hospital patients. We currently sell our diagnostic test cartridge in the United States through a direct sales force and we use distributors in the European Union and New Zealand. As of March 31, 2016, we had 243 customers worldwide (222 in the United States and 21 in the rest of the world), who use an aggregate of 514 of our analyzers. Our easy to use platform allows small to medium sized hospitals that we believe could not previously afford more expensive or complex molecular diagnostic systems to modernize their laboratory testing and provide better patient care at an affordable cost.

In addition to our C. diff assay, we have developed a Group B Strep assay for which we received FDA clearance in April 2015 and launched commercially in June 2015. We also received two FDA clearances in March of 2016, one for Staph ID/R and one for Shiga toxin producing E. coli. Additionally, we have five other assays in various stages of product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, (iii) a panel for candida blood infections (iv) a test for pertussis and, (v) a test for CT/NG.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2015 and the three months ended March 31, 2016 were approximately $57.9 million and $33.7 million, respectively. As of March 31, 2016, we had an accumulated deficit of $155.6 million.

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

•

Expand our Menu of Molecular Diagnostic Assays.    We intend to expand our assay menu to include additional assays for our platform that we believe will satisfy growing medical needs and present attractive commercial opportunities. For example, in 2014 we completed the clinical trials and filed the 510(k) application for our second test for Group B Strep, and in April 2015 we received FDA clearance for our Group B Strep test. In March 2016 we also received clearance for Staph ID/R and for Shiga toxin producing E. coli. We also have a pipeline of assays in late stage product development, including pre-surgical screening, food-borne pathogens, candida, pertussis and CT/NG.

•

Reduce our Cost of Sales through Automation and Volume Purchasing.    We manufacture our proprietary diagnostic cartridges and analyzers at our manufacturing facility in Salt Lake City, Utah. We currently hand-build our diagnostic cartridges and purchase materials at higher per unit cost due to low purchase volumes. We believe that investment in automation of portions of the manufacturing and assembly process and volume purchase pricing will significantly improve our gross margins and enhance our ability to provide a low cost solution to customers.

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenue

Revenue increased by $272,692, or 59.4% to $731,422 for the three months ended March 31, 2016 as compared to $458,730 for the three months ended March 31, 2015.  This increase was attributable to the number of customers in the U.S. increasing to 222 for the three months ended March 31, 2016 from 101 for the three months ended March 31, 2015.

Cost of Sales

Cost of sales increased $895,152, or 92.6%, in the three months ended March 31, 2016 to $1,861,745 as compared to $966,593 for the three months ended March 31, 2015. The increase is due mainly to a $299,627 increase in underutilized capacity in our analyzer manufacturing, an $213,833 increase in costs associated with manufacturing additional C. diff and Group B Strep assays to meet the increased demand for our product, $168,086 in depreciation on additional analyzers needed to support the increase in customers and a $213,606 increase in all other cost. The negative gross margin increased to 154.5% in the three months ended March 31, 2016 from 110.71% in the three months ended March 31, 2015 primarily due to the underutilization of capacity in our analyzer manufacturing.

Research and Development

Research and development expenses increased by $794,425, or 52.8%, in the three months ended March 31, 2016 to $2,297,983 as compared to $1,503,558 for the three months ended March 31, 2015.  This increase was due to an increase in salaries and recruiting costs of $330,999 as the result of hiring new developers and scientists, an increase of $238,564 for the supply of internal assays and research and development materials associated with the development of our new products, and increase of $157,386 in outside development consultants and $67,476 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $672,660 or 83.4%, in the three months ended March 31, 2016 to $1,478,778 as compared to $806,118 for the three months ended March 31, 2015. The increase was due to an increase of $518,427 in salaries and travel costs from an increase in sales and marketing personnel as well as increased commissions from the increase in new customers, an increase of $90,833 in marketing and promotional expenses and a $63,400 net increase in all other selling and marketing expenses.

General and Administrative

General and administrative expenses increased $1,148,005, or 108.2%, for the three months ended March 31, 2016 to $2,208,657 as compared to $1,060,652 for the three months ended March 31, 2015.  This increase was due to an increase in legal, accounting and consulting fees in the amount of $433,832, an increase in salaries in the amount of $276,877 due to increased accounting and human resource personnel, an increase in corporate registration and property tax payments in the amount of $189,628, and a $247,668 net increase in all other general and administrative expenses.

Interest Expense

Interest expense increased $6,010,748, or 1,967.0% for the three months ended March 31, 2016 to $6,316,330 as compared to $305,582 for the three months ended March 31, 2015. The increase is due mainly to the convertible note discount amortization in the amount of $6,107,467 partially offset by a decrease in all other interest expense in the amount of $96,719 during 2016 as compared to 2015.

Change in Fair Value of Derivative Liability

The loss in earnings resulting from the change in fair value of the derivative liability decreased by $46,774,886, or 69.8% for the three months ended March 31, 2016 to $20,219,263 as compared to $66,994,149 for the three months ended March 31, 2015. During the three months ended March 31, 2016 we had an increase in the fair value of our Series E Warrants and embedded conversion feature on convertible notes in the amount of $25,394,166 which was partially offset by the reduction in the fair value of our Series D Warrants and other derivative securities in the amount of $5,174,903.

During the three months ended March 31, 2015 we completed a follow on offering which included the issuance of Series C Warrants.  As a result, we were required to record a loss in earnings in the amount of $55,599,889.  The remaining $11,440,112 loss in earnings was comprised of the increased fair value of our other derivative instruments.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our IPO, our follow-on public offerings, cash exercises of warrants, sales of our preferred stock, convertible notes, and revenues from operations. As of December 31, 2015 and March 31, 2016, we had approximately $4.8 million and $2.3 million, respectively, in cash.  In addition, we have $13.8 million in restricted cash that will be released in equal amounts throughout 2016 as certain equity conditions are met. The cash will be used to finance the continued growth in product sales, to invest in further product development and to meet ongoing corporate needs.

In February 2016, the Company completed a follow-on public offering, whereby the Company sold 39,200,000 units at a price of $0.16 per unit for net proceeds of $5.0 million after deducting underwriting commissions and offering costs.  Each 35 units consists of one share of our common stock and 52.5 Series E Warrants.

We have limited liquidity and have not yet established a stabilized source of revenue sufficient to cover operating costs, based on our current estimated burn rate.  Accordingly, as discussed herein, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets.

Summary Statement of Cash Flows for the Three Months ended March 31, 2016 and 2015

The following table summarizes our cash flows for the periods indicated:

	March 31,
	2016	2015
Cash used in operating activities	$(8,150,080)	$(3,590,707)
Cash used in investing activities	(624,501)	(161,335)
Cash provided by financing activities	6,294,013	22,322,580
Net increase (decrease) in cash	$(2,480,568)	$18,570,538

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 was $8,150,080. The net loss of $33,652,506 was offset by other non-cash items of $6,107,467 for the convertible note debt discount amortization, $20,219,263 for the increase in the fair value of our derivative liability, $563,322 for the increase in depreciation and amortization and $123,318 increase in all other non-cash items. The change in operating assets and liabilities further used cash by another $1,510,944 due to a $899,776 decrease in accounts payable, a $1,006,698 increase in prepaid and other assets as we ordered material for our analyzer manufacturing, a $23,417 increase in accounts receivable and $22,870 increase in inventory partially offset by a $441,817 increase in accrued liablities.

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

Cash Flows from Investing Activities

Cash used in investing activities was $624,501 for the three months ended March 31, 2016 and was related to the costs associated with the construction of analyzers and other equipment in the amount of $408,271 and the acquisition of capital equipment in the amount of $216,230.

Cash used in investing activities was $161,335 for the three months ended March 31, 2015 and was related to the acquisition of capital equipment in the amount of $83,566 and the costs associated with the construction of equipment in the amount of $77,769.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 of $6,294,013 was primarily from the net proceeds in the amount of $5,575,741 from the sale of units in our follow-on offering along with proceeds of $1,135,950 from the exercise of underwriter purchase options partially offset by $314,879 for the cash settlement of the exercise of Series C Warrants and $302,799 in payments made on capital leases and notes payable.

Cash provided by financing activities for the three months ended March 31, 2015 of $22,322,580 was from the proceeds in the amount of $22,154,639 from the sale of units in our follow-on offering in March 2015, proceeds of $250,000 from related party notes payable and $88,000 in proceeds from the exercise of warrants partially offset by $170,059 in payments made on capital leases and notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although we have a cash balance of $2.3 million as of March 31, 2016, we have incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about our ability to continue as a going concern.  We sustained a net loss for the three months ended March 31, 2016 of $33.7 million and a net loss for the year ended December 31, 2015 of $57.9 million, and have an accumulated deficit of $155.6 million as of March 31, 2016. During the three months ended March 31, 2016, cash used for operations was $8.2 million. Whether and when we can attain profitability and positive cash flows from operations is uncertain.

We intend to continue to develop our products and expand our customer base, but we do not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, we have obtained and intend to continue to obtain financing in order to fund our working capital and development needs. In February 2016 we obtained financing by completing a follow-on offering for net proceeds of $5.0 million.  However, in order to continue operations, we will need to obtain additional financing and the release of funds currently restricted under our convertible notes and obtain additional financing.  The funds currently restricted under our convertible notes will allow us to continue operations through August 2016.

We have been able to meet our short-term needs through private placements of convertible preferred securities, an initial public offering (“IPO”), follow-on public offerings, convertible debt and the sale and leaseback of analyzers used to report test results. We will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. We can provide no assurance that we will be able to obtain sufficient additional financing that we need to alleviate doubt about our ability to continue as a going concern. If we are able to obtain sufficient additional financing proceeds, we cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain additional financings, the impact on our operations will be material and adverse.

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

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally. For the three months ended March 31, 2016 there were no analyzers sold to international distributors.

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

ITEM 4. CONTROLS AND PROCEDURES

Internal Control Over Financial Reporting

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation of our disclosure controls and procedures as of March 31, 2016, the CEO and CFO concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of March 31, 2016.

Material Weakness

As stated in our Form 10-K for the year ended December 31, 2015, we identified a material weakness in our system of internal control over financial reporting relating to processes and controls over properly identifying and accounting for transactions of a complex or non-routine nature. Management also identified certain design deficiencies relating to segregation of duties, review and approval, and verification procedures, primarily resulting from the limited number of our accounting staff available to perform such procedures. Additionally, management identified certain design deficiencies to access over information systems.

We continue to take steps to remediate the underlying causes of the material weakness. As of March 31, 2016, we are in process of implementing and improving our controls and processes. We are in the process of hiring additional accounting and IT personnel to help improve our segregation of duties. In January 2016, we engaged a third-party consultant to assist us in making further improvements to our existing internal controls over financial reporting and we are in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We also continue to engage third-party consultants to provide support and to assist us with our evaluation of complex technical accounting matters. We believe these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 5, 2016, we received a notice from the Utah Labor Commission, Occupational Safety and Health Division (ULC) that a former employee filed a claim with the ULC alleging wrongful termination in violation of the Utah Occupational Safety and Health Act, Utah Code.  Based on our investigation, we believe the claim is without merit. We are not currently a party to any other material pending or threatened legal proceeding or regulatory or government investigations. We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of the investigation by the ULC or other claims in the ordinary course of business would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have not been any material changes to our risk factors as set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Commission on March 1, 2016.

We have received a delisting notice from The NASDAQ Stock Market. Our common stock may be involuntarily delisted from trading on The NASDAQ Capital Market if The NASDAQ Listing Qualifications Panel does not grant us an additional grace period during which to regain compliance. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum value of listed securities of $35 million. We failed to satisfy these thresholds for 30 consecutive trading days and on October 14, 2015, we received a letter from NASDAQ indicating our deficiencies which we failed to rectify during our initial grace period of 180 calendar days (April 11, 2016).

On April 13, 2016, we received a staff determination letter from the NASDAQ Stock Market indicating that we had not regained compliance with NASDAQ listing requirements regarding having a minimum value of listed securities of $35 million by April 11, 2016 and that our shares of common stock were subject to delisting unless we requested a hearing with the NASDAQ Listing Qualifications Panel. On April 20, 2016, we requested a hearing with the NASDAQ Listing Qualifications Panel which we expect to be held in mid-June. We expect the panel to issue its decision on whether to grant us an additional grace period in which to regain compliance or proceed with the delisting of our shares of common stock within 30 days of our hearing date (mid-July).

A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may make it difficult for our stockholders to sell any securities if they desire or need to sell them.

As part of the convertible note financing, we are required to repay the principal on the convertible notes in twelve (12) equal installments in cash or shares of common stock and we are required to issue shares upon the exercise of the Series D warrants. The issuance of shares of our common stock pursuant to the convertible notes and related Series D warrants will result in significant dilution to our stockholders.

Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to the convertible notes and related Series D warrants. Under the convertible notes and related Series D warrants, we are required to have reserved or have designated for future issuance a number of shares of common stock necessary to effect the conversion of the convertible notes and the exercise of the Series D warrants, subject to potential future anti-dilution adjustments. Currently, that reservation amount is 3,428,572. The price at which the Company will convert the installment amounts into common stock is equal to the lowest of (i) the then prevailing conversion price, (ii) initially 80% of the arithmetic average and (ii) after nine months from closing, 85% of the arithmetic average, in each case of the lower of (i) the three lowest daily weighted average prices of the common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the installment date and (iii) the weighted average price of the common stock on the trading day immediately preceding the installment date, subject in all cases to a floor price of $0.20.

For conversions at the election of the holder that are not subject to a floor price, and at the current conversion rate of $5.60 for such conversions, the $22.1 million in principal amount of convertible notes would be convertible into 3,946,429 shares of our common stock, representing 100.1% dilution to current stockholders based on 3,942,843 shares of common stock issued and outstanding on May 11, 2016. For conversions in relation to the amortization payments on the convertible notes, if all amortization payments are made at the conversion floor price of $0.20 per share, then we could potentially issue up to a maximum of approximately 110,500,000 shares of our common stock representing 2,800.0% dilution to current stockholders based on 3,942,843 shares of Common Stock issued and outstanding on May 11, 2016.

Further, we issued Series D warrants issuable to acquire 16.6% of our issued and outstanding shares of common stock on a fully-diluted basis, which are subject to a one time reset on December 31, 2016 to 16.6% of our fully diluted shares of common stock on that date. Although we have the option to settle the principal payments on the convertible notes in cash and certain conversion and exercise restrictions are placed upon the holders of the convertible notes and Series D warrants, the issuance of material amounts of common stock by us would cause our stockholders to experience significant dilution in their investment in our Company.

The convertible notes have anti-dilution provisions triggered by the issuance of shares of common stock and securities exercisable for shares of our common stock at prices below the then current conversion price for the convertible notes, including the recent issuance of units under our public offering of securities pursuant to a Registration Statement on Form S-1 (File No. 333-207761), pursuant to which the conversion price of the convertible notes will be adjusted downward and could make it more likely that such convertible notes are converted by the holders diluting our current stockholders and requiring that we reserve more shares for issuance under the convertible notes, which could create an authorized share failure under the terms of the convertible notes.

The conversion price of the convertible notes, currently $5.60, is subject to reduction upon us issuing shares of our common stock or securities exercisable or convertible for shares of our common stock at a per share price below the then current conversion price. In such case, the conversion price is reduced to be equal to the lowest per share price in the triggering issuance. This includes the units issued in our public offering of securities pursuant to a Registration Statement on Form S-1 (File No. 333-207761) which reset the conversion price to $5.60 per share. A reduction in the conversion price of the convertible notes will make it more likely that they are converted resulting in further dilution to our then current stockholders.

Further, we are required pursuant to the terms of the securities purchase agreement pursuant to which we issued the convertible notes and under the terms of the convertible notes to maintain 3,428,572 shares of common stock as an initial reserve amount for issuance of shares upon conversion of the convertible notes and exercise of the related Series D warrants. Further, we are required to reserve any additional amount of shares of common stock above the initial reserve requirement as may be necessary to settle the conversion of all the outstanding convertible notes and exercise of all the outstanding Series D warrants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the three months ended March 31, 2016 were previously reported on a Current Report on Form 8-K.

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

As of March 31, 2016, all of the $8.8 million of total net proceeds from our IPO has been used. We had broad discretion in the use of the net proceeds from our IPO. The table below shows a comparison of the use of proceeds as disclosed in our IPO Prospectus with the actual usage of these net proceeds (in millions):

	Disclosed
	use of
	proceeds	Actual	Difference
	in our IPO	use of	over
	prospectus	proceeds	(under)
Research and development expenses	$1.4	$1.2	$(0.2)
Sales and marketing expenses	1.4	0.9	(0.5)
Manufacture analyzers for customers	1.1	1.2	0.1
Automate manufacturing facility and increase capacity	0.2	0.5	0.3
General corporate purposes	4.7	5.0	0.3

Total net proceeds	$8.8	$8.8	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. as amended through March 30, 2016

3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)

3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)

3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (7)

4.1	Specimen certificate evidencing shares of common stock. (2)

4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)

4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)

4.4	Form of Second Amended and Restated Series C Warrant. (8)

4.5	Form of Warrant to Purchase common stock. (4)

4.6	Form of Warrant to Purchase common stock or Preferred Stock. (4)

4.7	Form of Warrant to Purchase common stock. (4)

4.8	Form of Series A Warrant. (3)

4.9	Form of Series B Warrant. (3)

4.10	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (7)

Exhibit No.	Description

4.11	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)

4.12	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)

4.13	Form of Senior Secured Convertible Note, filed as Exhibit A to the Securities Purchase Agreement (9)

4.14	Form of Series D Warrant, filed as Exhibit B to the Securities Purchase Agreement (9)

4.15	Form of Series E Warrant (16)

4.16	Form of Subscription Agreement (16)

10.1	Amendment Agreement to Securities Purchase Agreement between the Company and certain holders of its Notes and Series D warrants, dated February 8, 2016 (10)

10.2	Settlement Agreement between the Company and Dawson James dated February 8, 2016 (11)

10.3	Consulting Agreement between the Company and Dawson James dated February 8, 2016 (11)

10.4	Amendment Agreement to Registration Rights Agreement between the Company and certain holders of its convertible notes and Series D warrants, dated February 13, 2016. (14)

10.5	Placement Agent Agreement by and between the Company and Roth Capital Partners, LLC (16)

10.6	Form of Second Amendment Agreement to the Registration Rights Agreement (17)

10.7	Second Amendment to Lease between Bay Pacific East South Temple, LLC and Great Basin Scientific, Inc. (18)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	BRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 7, 2015 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 28, 2015 and incorporated herein by reference

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 8, 2016 and incorporated herein by reference
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 8, 2016 and incorporated by reference.
(12)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207761) filed with the SEC on February 9, 2016 and incorporated herein by reference.
(13)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207761) filed with the SEC on February 11, 2016 and incorporated by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 16, 2016 and incorporated herein by reference.
(15)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-207761) filed with the SEC on February 16, 2016 and incorporated by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 19, 2016 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 29, 2016 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on March 16, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: May 11, 2016	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: May 11, 2016	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)