Form 10-K/A
period 2015-12-31
Great Basin Scientific, Inc.
filed 2016-06-27
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment (No.1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36662

GREAT BASIN SCIENTIFIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-0361454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 E. South Temple, Suite 520 Salt Lake City, UT	84111
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2015, was $17.8 million.

The number of shares of Registrant’s Common Stock outstanding as of June 24, 2016 was 7,102,843.

EXPLANATORY NOTE

Great Basin Scientific, Inc. (the “Company,” “we,” “us,” “our,” or “Great Basin” ) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2016. The purpose of this Amendment is to include Part III information which was to be incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information was not filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K as originally filed. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Set forth below is a list of the names, ages as of June 24, 2016 and positions, and a brief account of the business experience of the individuals who serve as our executive officers and directors as of the date of this Amendment.

Name	Age	Position
Ryan Ashton	56	President, Chief Executive Officer and Director
Robert Jenison	50	Chief Technology Officer and Senior Vice President of Research
Jeffrey Rona	47	Chief Financial Officer
David Spafford	55	Director and Executive Chairman
Kirk Calhoun	72	Director
Ronald Labrum	60	Director
Sam Chawla	41	Director

Ryan Ashton—President, Chief Executive Officer and Director. Mr. Ashton joined us in January 2005 and has served as our President, Chief Executive Officer and a Director since then. Prior to joining us, from 2001 to 2005 he served as the CEO of Printelligent Corporation. From 1999 to 2001 he served as the Vice President of Sales and Marketing at Inari Inc., a venture-funded technology start-up. Prior to that, Mr. Ashton was hired, in 1989, as a marketing manager of Megahertz Corporation, a manufacturer of communications products for mobile computing, by 1991 he was responsible for all sales and marketing for Megahertz Corporation. By the time his tenure with Megahertz Corporation ended when it was sold to U.S. Robotics in 1995, he was serving as Senior Vice President, Sales and Marketing.

We believe that Mr. Ashton possesses attributes that qualify him to serve as a member of our board of directors, including his depth of operating, strategic, transactional and senior management experience, in addition to his intimate knowledge of our Company, as he has been the CEO since 2005, overseeing the development of the technology and the commercialization of our first product.

David Spafford—Director and Executive Chairman. Mr. Spafford is a founding investor of Great Basin and has served as Chairman of our board of directors since its inception. Mr. Spafford was a co-founder, director and senior executive officer of Megahertz Corporation. Megahertz Corporation completed an initial public offering in 1993 and was acquired by U.S. Robotics in 1995 in a transaction valued at approximately $450 million. Since 1994 Mr. Spafford has focused on angel investing and philanthropic work.

We believe Mr. Spafford possesses specific attributes that qualify him to serve as a member of our board of directors and as our Executive Chairman, including the depth of his sales and marketing and operating experience and his intimate knowledge of our business as a founder, investor and member of the board of directors since our inception.

Kirk Calhoun—Director. Mr. Calhoun became a director at our last annual meeting of stockholders on May 27, 2015. Mr. Calhoun is a Certified Public Accountant (non-practicing) with a background in auditing and accounting. Mr. Calhoun joined Ernst & Young LLP, a public accounting firm, in 1965 and served as a partner of the firm from 1975 until his retirement in 2002. Mr. Calhoun currently serves on the board and audit committee of Ryerson Holding Corporation (NYSE: RYI). Mr. Calhoun has served previously on the boards and audit committees of five public companies in the pharmaceutical industry up until the dates of their respective sales, including Abraxis Bioscience, Inc., Myogen, Inc., Aspreva Pharmaceuticals Company, Replidyne, Inc. and Adams Respiratory Therapeutics, Inc. Mr. Calhoun also currently serves on the boards of three private companies, including NeuroSigma, Inc., a developer of products that treat major neurological and neuropsychiatric disorders such as epilepsy and depression. Mr. Calhoun received a B.S. in Accounting from the University of Southern California.

We believe that Mr. Calhoun brings to the board of directors experience and skills in finance, management and corporate governance, developed over his career in public accounting and through his service as an audit committee financial expert on various public company boards and his service as a director of other life sciences companies. Mr. Calhoun was recommended for the board of directors by members of the board of directors based on these qualifications.

Sam Chawla—Director. Mr. Chawla became a director upon the completion of our initial public offering in 2014. Mr. Chawla is a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector. Mr. Chawla leads Perceptive’s Credit Opportunities Fund. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS Securities LLC in the Global Healthcare Group, where he led origination and execution of financing and advisory assignments for healthcare companies, with a focus on the diagnostics sector. Mr. Chawla’s investment banking experience centered on strategic advisory, including M&A buy-side and sell-side assignments, and financial advisory, including equity and debt capital raises, for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse LLC, which he originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University. Mr. Chawla is also a director of VBI Vaccines, Inc. (NASDAQ:VBVI).

Mr. Chawla brings to the board of directors significant investment banking, mergers and acquisitions, financing and advisory expertise focusing on the healthcare sector, particularly in the diagnostic laboratory industry. Mr. Chawla’s experience and knowledge in these areas are important to the board of directors’ ability to help guide us in evaluating optimal short and long term strategic plans as well as providing insight and guidance in pursing growth through strategic opportunities.

Ronald Labrum—Director. Mr. Labrum became a Director of the board of directors upon the completion of our initial public offering in 2014. From 2007 until 2012, Mr. Labrum served as the Chief Executive Officer of Fenwal, Inc., a provider of products and technologies that support and improve blood collection, processing and transfusion medicine. From 2004 to 2006, Mr. Labrum served as the Chief Executive Officer of Cardinal Health, Inc.’s Healthcare Supply Chain Services, which includes medical products distribution, pharmaceutical distribution, nuclear pharmacy services and the specialty distribution businesses of Cardinal Health, Inc. During 2004, Mr. Labrum served as Chairman and Chief Executive Officer of Integrated Provider Solutions and Cardinal Health—International, both divisions of Cardinal Health, Inc. Prior to 2004, Mr. Labrum served as executive vice president of Cardinal Health, Inc. and Group President of the Medical Products and Services segment. Mr. Labrum joined Cardinal Health in 1999 with the acquisition of Allegiance Healthcare Corporation, originally American Hospital Supply Corp., where he was president of Allegiance Manufacturing and Distribution. Mr. Labrum is also a director of Aptalis Pharma Inc. and Procure Treatment Centers, Inc., which are both privately held companies, and Wright Medical Group, Inc. (NASDAQ:WMGI).

Mr. Labrum possesses attributes that qualify him to serve as a member of our board of directors including his significant management and operating experience within the healthcare sector and specifically within the diagnostic sector.

Non-Director Executive Officers

Robert Jenison—Chief Technology Officer and Senior Vice President of Research. Mr. Jenison has served as Chief Technology Officer since 2006. From 1999-2006, Mr. Jenison was Associate Director, R&D of Thermo BioStar where he was responsible for establishing a molecular diagnostic testing business. From 1992-1999, Mr. Jenison was a Senior Research Associate at Nexstar Pharmaceuticals responsible for aptamer development. From 1990-1992, Mr. Jenison was a Scientist at ISIS Pharmaceuticals. From 1989-1990, Mr. Jenison was a Research Associate at Research Institute, Scripps Clinic. Mr. Jenison received a B.A.Sc. in Chemistry and Biochemistry from the University of California, San Diego.

Jeffrey A. Rona—Chief Financial Officer. Mr. Rona has served as the Chief Financial Officer since our IPO in 2014. Prior to that he was a financial consultant to Great Basin since 2013 and has served as the Managing Director of Rona Capital, LLC, a life sciences-focused transactional advisory consultancy, since 2011. From 2006 to 2011, Mr. Rona was the Chief Business Officer of GlobeImmune a private life sciences company. Prior to that, from 2003 to 2006, Mr. Rona was the Chief Financial Officer for AlgoRx Pharmaceuticals, a private life sciences company that was merged into a public traded company, Corgentech Inc. Mr. Rona was in the Investment Banking Department at UBS Warburg, a global securities and investment banking firm, from 2000 to 2002. From 1998 to 2000, Mr. Rona served as the Director of Finance and Corporate Development at Antigenics Inc., a life sciences company that went public in 2000, and Mr. Rona was responsible for running the IPO process. In 1998, Mr. Rona was employed by Carr & Company, a private equity firm. From 1990—1997, Mr. Rona was with Coopers and Lybrand and its wholly owned subsidiary Coopers & Lybrand Securities, serving in a variety of capacities. Mr. Rona received a B.S. in Accounting from Case Western Reserve University in 1990. Mr. Rona is a trustee of the PKD Foundation (Polysystic Kidney Disease), a not-for-profit foundation.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Other Directorships

Except as listed below, no directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or which otherwise are required to file periodic reports under the Exchange Act).

Ronald Labrum—Wright Medical Group, Inc.

Sam Chawla—VBI Vaccines, Inc.

Kirk Calhoun—Ryerson Holding Corporation

Legal Proceedings

No director or officer of the Company is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries. During the past ten years, no director or executive officer of the Company has:

(a)	filed or has had filed against such person, a petition under the U.S. federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner, at or within two years before the time of filing, or any corporation or business association of which such person was an executive officer, at or within two years before such filings;

(b)	been convicted or pleaded guilty or nolo contendere in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)	been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s activities in any type of business, securities, trading, commodity or banking activities;

(d)	been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activity;

(e)	been found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission (the “SEC”), or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f)	been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g)	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee and Audit Committee Financial Experts

We have a standing audit committee and such committee is in compliance with Rule 10A-3 of the Securities Exchange Act of 1934, as amended, comprised of Mr. Calhoun (Chair), Mr. Chawla and Mr. Labrum. Our board of directors has determined that Mr. Calhoun and Mr. Labrum are audit committee financial experts, as defined by the rules of the Securities and Exchange Commission, and both satisfy the financial sophistication requirements of applicable NASDAQ rules.

Recommendations to the Board

The Nominating and Corporate Governance Committee will consider recommendations for director nominees made by stockholders and others. For consideration by the Committee, the nominating stockholder or other person must provide the Corporate Secretary, Jeffery Rona, at the Company’s principal offices with information about the nominee, including the detailed background of the suggested candidate.

No stockholder or stockholders holding 5% or more of the Company’s outstanding stock, either individually or in aggregate, has recommended a nominee for election to the Board as of the date of this filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended December 31, 2015, the filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2014 and December 31, 2015 to our chief executive officer and our other executive officers. We collectively refer to these officers as our “named executive officers”.

Name and Principal Position	Year	Salary and Other Cash Compensation ($)		Option Awards (10) ($)	All Other Compensation ($)		Total ($)
Ryan Ashton	2015	680,000	(1)	—	14,654	(4)	694,654
President, Chief Executive Officer and Director	2014	330,792		105,720	17,545	(5)	454,057
Robert Jenison	2015	325,000	(2)	—	21,072	(6)	346,072
Chief Technology Officer	2014	230,000		60,789	18,411	(7)	309,200
Jeffrey Rona	2015	422,500	(3)	—	21,072	(8)	443,572
Chief Financial Officer	2014	67,997		152,352	400,585	(9)	620,934

(1)	Consists of base salary of $425,000 and executive bonus of $255,000.
(2)	Consists of base salary of $250,000 and executive bonus of $75,000.
(3)	Consists of base salary of $325,000 and executive bonus of $97,500.
(4)	Consists of medical insurance payments of $13,417 and dental insurance payments of $1,237
(5)	Consists of medical insurance payments of $16,359 and dental insurance payments of $1,186.
(6)	Consists of medical insurance payments of $19,835 and dental insurance payments of $1,237.
(7)	Consists of medical insurance payments of $17,235 and dental insurance payments of $1,176.
(8)	Consists of medical insurance payments of $19,835 and dental insurance payments of $1,237.
(9)	Consists of payments of $377,000 to Rona Capital, LLC, payments of $22,000 to Liberty Tree Advisors, LLC, medical insurance payments of $1,486 and dental insurance payment of $99.
(10)	The amounts reported in this column represent the grant date fair value and repricing-date incremental fair value of the stock options granted or repriced in the applicable year, as computed in accordance with ASC 718. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received for the stock options. During 2014, Mr. Ashton was granted 175,000 stock options exercisable for 84 shares of common stock with a nominal fair value per share, Mr. Jenison was granted 55,000 stock options exercisable for 27 shares of common stock with a nominal fair value per share and Mr. Rona was granted 50,784 stock options exercisable for 25 shares of common stock with a fair value of $4,494.00 per share. During 2014, we also repriced 50,000 options exercisable for 24 shares of common stock held by Mr. Ashton and 28,750 options exercisable for 14 shares of common stock held by Mr. Jenison. The incremental fair value of the stock options repriced for Mr. Ashton and Mr. Jenison was $4,431.00 per share. For information on the valuation assumptions used in calculating these amounts, see Note 11 to our annual financial statements included in Form 10-K.

Narrative to Summary Compensation Table

Our board of directors periodically reviews and, when appropriate, adjusts the compensation of management. Our management is eligible to participate in any other compensation or benefit plans, as approved by the board of directors, made available to our other employees, including without limitation, stock option plans, health insurance plans, and 401(k) plans.

During the fiscal years ended December 31, 2014 and December 31, 2015, equity awards of 570,284 options exercisable for 272 shares of common stock at exercise prices ranging from $4,200.00 to $14,700.00 per share were issued to directors and officers in connection with their compensation. These options have vesting periods ranging from three to four years and all expire 10 years after the date of grant. Additional information about certain warrants issued as consideration for guaranties of our obligations can be found under the section of Item 13 of this Amendment.

Mr. Rona’s additional compensation in 2014 was given in exchange for financial consulting services provided to us as an affiliate of Liberty Tree Advisors, LLC, or Liberty Tree, and as a member of Rona Capital, LLC, or Rona Capital, for which Mr. Rona served as Managing Director. These payments include an aggregate of $54,000 paid for consulting services from January 2014 to April 2014, including $22,000 that was paid to Liberty Tree and $32,000 that was paid to Rona Capital. The services provided by Mr. Rona after these initial payments were performed pursuant to two financial advisory agreements dated April 15, 2014, which we refer to herein as the Rona Agreements. We entered into an initial Financial Advisory Agency Agreement, the First Rona Agreement with Rona Capital wherein Rona Capital provided us with financial advisory services related to our previous financing activities prior to the Offering. Under the First Rona Agreement, we paid Rona Capital a total of $100,000 in fees and bonuses, and issued Rona Capital warrants to purchase 36,000 Series D Units (which are separable into 18 shares of our common stock, 36,000 Class A warrants exercisable for 18 shares of common stock and 36,000 Class B warrants exercisable for 18 shares of common stock). In addition, we reimbursed Rona Capital for reasonable out-of-pocket expenses incurred in connection with our activities under the First Rona Agreement totaling $17,030. We agreed to indemnify Rona Capital for claims arising from the First Rona Agreement, subject to certain exceptions.

We also entered into a second Financial Advisory Agency Agreement, the Second Rona Agreement, with Rona Capital, wherein Rona Capital provided us with financial advisory services related to our previous financing activities. We paid Rona Capital $15,000 per every 30-day period ending September 30, 2014 and additional cash amounts on the achievement of specified milestones, including $50,000 upon the filing of our S-1 with the SEC and $100,000 upon the closing of the IPO. We also issued to Mr. Rona options to purchase shares of our common stock such that together, Rona Capital and Mr. Rona own 1% of our outstanding equity that vest upon continued service to us as an employee. On October 8, 2014, we issued 50,784 options exercisable for 25 shares of common stock to Mr. Rona to satisfy this obligation. In addition, we reimbursed Rona Capital for reasonable out-of-pocket expenses incurred in connection with our activities under the Second Rona Agreement. We have paid Rona Capital $15,000 per month and $200,000 in bonuses under the Second Rona Agreement for a total of $245,000. We also agreed to indemnify Rona Capital for claims arising from the Second Rona Agreement, subject to certain exceptions.

Employment, Change in Control and Severance Disclosure

We have entered into employment agreements with Ryan Ashton, Jeffrey Rona and Robert Jenison. These employment agreements provide for at-will employment and set forth each officer’s initial base salary, initial equity grant amount and eligibility for employee benefits. In addition, each of our named executive officers has executed a form of our standard confidential information and invention assignment agreement. The key terms of these employment agreements are described below. Other than the employment agreements described below, we have not entered into any arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control.

Ryan Ashton

We have entered into an employment agreement with Mr. Ashton to be our Chief Executive Officer and a member of our board of directors. The employment agreement provides for “at-will” employment and sets forth his initial annual base salary of $425,000 and his eligibility to participate in our employee benefit plans and programs, as in effect from time to time. Mr. Ashton would also be entitled to severance in the event of a termination without cause or a constructive termination within one year of a change of control in an amount equal to two times Mr. Ashton’s annual base salary at the time of such termination, which amount would be paid in a lump sum within 60 days of such termination. In addition, upon such termination we would also pay to Mr. Ashton an amount equal to 100% of his target employee bonus in equal monthly installments over the six-month period following such termination.

Jeffrey Rona

We have entered into an employment agreement with Mr. Rona to be our Chief Financial Officer. The employment agreement provides for “at-will” employment and sets forth his initial annual base salary of $325,000 and his eligibility to participate in our employee benefit plans and programs, as in effect from time to time. Mr. Rona would also be entitled to severance in the event of a termination without cause or a constructive termination within one year of a change of control in an amount equal to one half of Mr. Rona’s annual base salary at the time of such termination if Mr. Rona were terminated prior to completing six months of service to us or a full year’s base salary if Mr. Rona were terminated after providing at least six months of service to us, which amount would be paid in a lump sum within 60 days of such termination. In addition, upon such termination we would also pay to Mr. Rona an amount equal to 50% of his target employee bonus in equal monthly installments over the six-month period following such termination.

Robert Jenison

We have entered into an employment agreement Mr. Jenison to be our Chief Technology Officer and Senior Vice President of Research. The employment agreement provides for “at-will” employment and sets forth his initial annual base salary of $250,000 and his eligibility to participate in our employee benefit plans and programs, as in effect from time to time. Mr. Jenison would also be entitled to severance in the event of a termination without cause or a constructive termination within one year of a change of control in an amount equal to Mr. Jenison’s annual base salary at the time of such termination, which amount would be paid in a lump sum within 60 days of such termination. In addition, upon such termination we would also pay to Mr. Jenison an amount equal to 50% of his target employee bonus in equal monthly installments over the six-month period following such termination.

Outstanding Equity Awards as of December 31, 2015

The following sets forth information concerning the number and value of common stock of unexercised options held by each Named Executive Officer as of December 31, 2015.

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date
Ryan Ashton	24		—	$7,350.00	2/14/2020	(2)
	35	49		$4,200.00	4/11/2024	(3)
Jeffrey Rona	14	11		$14,700.00	10/5/2014	(4)
Robert Jenison	1	—	—	$7,350.00	7/22/2017	(5)
	2	—	—	$7,350.00	11/7/2017	(6)
	12		—	$7,350.00	2/14/2020	(7)
	1	—	—	$7,350.00	7/26/2016	(8)
	11	16		$4,200.00	4/11/2014	(9)

(1)	The option exercise prices in this table reflect the option exercise prices per share as of December 31, 2015.
(2)	This award vested 1/4 of the total underlying shares on February 15, 2011 and 1/48 of the total underlying shares at the end of each month for the remaining 36 months commencing with the first month following the first anniversary of the grant date.
(3)	This award vests 1/4 of the total underlying shares on April 14, 2015, and 1/48 of the total underlying shares at the end of each month for the remaining 36 months commencing with the first month following the first anniversary of the grant date.
(4)	This award vested 1/4 of the total underlying shares on the day it was issued, and 1/48 of the total underlying shares at the end of each month for the remaining 36 months commencing with the first month following the grant date.
(5)	This award vested 1/4 of the total underlying shares on each of January 26, 2008, 2009, 2010 and 2011.
(6)	This award vested 1/4 of the total underlying shares on each of November 7, 2008, 2009, 2010 and 2011.
(7)	This award vested 1/4 of the total underlying shares on February 15, 2011 and 1/48 of the total underlying shares at the end of each month for the remaining 36 months commencing with the first month following the first anniversary of the grant date.
(8)	This award vested 1/4 of the total underlying shares on each of July 26, 2007, 2008, 2009 and 2010.
(9)	This award vests 1/4 of the total underlying shares on April 14, 2015, and 1/48 of the total underlying shares at the end of each month for the remaining 36 months commencing with the first month following the first anniversary of the grant date.

Directors

Members of our board of directors who are our employees do not receive any fees for their service on our board of directors or for their service as a chair or committee member. Ryan Ashton is our only employee director. Our non-employee directors earned the following compensation for their service during our fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
David Spafford	358,000		—	—	21,072	(3)	—	389,702
Stephen Aldous	20,832	(1)	—	—	—		—	20,832
Ronald Labrum	51,250		—	—	—		—	51,250
Sam Chawla	53,000		—	—	—		—	53,000
Kirk Calhoun (4)	30,918	(1)	—	39,595	—		—	70,531

(1)	Reflects the pro rata portion of the respective annual fees for which such director is entitled.

(2)	The amounts reported in this column represent the grant date fair value of the stock options granted, as computed in accordance with ASC 718. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received for the stock options. For information on the valuation assumptions used in calculating these amounts, see Note 11 to our annual financial statements included in Form 10-K.
(3)	Consists of medical insurance payments of $19,835 and dental insurance payments of $1,237.
(4)	Mr. Calhoun was granted stock options exercisable into 9 shares of common stock at a fair value of $4,746.00 per share.

The following are the compensatory arrangements for our non-employee directors:

Director Position	Annual Payment
Executive Chairman Retainer	$180,000
Director Retainer paid to all directors	$35,000
Lead Director Supplement	$35,000
Audit Committee Chair	$10,000
Audit Committee Member	$5,000
Compensation Committee Chair	$10,000
Compensation Committee Member	$5,000
Nominating and Corporate Governance Committee Chair	$5,000
Nominating and Corporate Governance Committee Member	$3,000

Ryan Ashton, our Chief Executive Officer, will not be receiving the fees set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of Common Stock that may be acquired by an individual or group within 60 days of June 24, 2016, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 7,102,843 shares of Common Stock outstanding as of June 24, 2016.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Great Basin Scientific, Inc., 420 E. South Temple, Suite 520, Salt Lake City, UT 84111.

Name of Beneficial Owner	Number of Common Share Equivalents Beneficially Owned	Percent
Named Executive Officers and Directors:
Ryan Ashton (1)	170	*
David Spafford (2)	58,223	0.8%
Robert Jenison (3)	30	*
Jeffrey Rona (4)	72	*
Sam Chawla (5)	12	*
Ron Labrum (6)	122	*
Kirk Calhoun (7)	4	*
All Executive Officers and Directors as a Group (7 Persons)	58,632	0.8%
Other Five Percent Stockholders:

*	Represents less than 1% of the outstanding shares of Common Stock
(1)	Represents 22 shares of Common Stock and options and warrants to purchase 148 shares of Common Stock that are currently exercisable or exercisable within 60 days after June 24, 2016.
(2)	Represents (i) 6 shares of Common Stock, warrants to purchase 30 shares of Common Stock, warrants for 6 shares of Common Stock owned by Mr. Spafford and options to purchase 22 shares of common stock that are currently exercisable or exercisable within 60 days after June 24, 2016; (ii) shares owned by Spring Forth Investments LLC, an entity controlled by Mr. Spafford, which owns 54,692 shares of Common Stock, 21,360 shares of Series E Convertible Preferred Stock, convertible into 41 shares of common stock, 86 Class A warrants to purchase 2 shares of Common Stock and 86 Class B warrants to purchase 2 shares of Common Stock and 52,758 Series D warrants convertible into 1,508 shares of common stock; (iii) 1 shares of Common Stock owned by DSM Ventures, an entity controlled by Mr. Spafford; (iv) 12 shares of Common Stock, Class A warrants to purchase 10 shares of Common Stock and Class B warrants to purchase 10 shares of Common Stock and warrants to purchase 6 shares of Common Stock owned by DRS, LLC, an entity controlled by Mr. Spafford; (v) shares owned by Craig F. McCullough, Trustee, SBS Charitable Remainder Trust U/A/D November 27, 1995, a trust affiliated with Mr. Spafford, which owns 214 shares of Common Stock, warrants to purchase 11 shares of Common Stock; (vi) shares owned by Craig F. McCullough, Trustee, DRS Charitable Remainder Trust U/A/D May 5, 1993, a trust affiliated with Mr. Spafford, which owns 92 shares of Common Stock, warrants to purchase 2 shares of Common Stock; (vii) shares owned by Bourne Spafford Charitable Trust U/A/D May 15, 1995, a trust affiliated with Mr. Spafford, which owns 51 shares of Common Stock and the Utah Autism Foundation a non-for-profit for which Mr. Spafford is a Trustee, owns 52,758 Series D warrants convertible into 1,508 share of Common Stock.
(3)	Represents options to purchase 30 shares of Common Stock that are currently exercisable or exercisable within 60 days after June 24, 2016.
(4)	Represents warrants to purchase 18 shares of Common Stock, Class A Warrants to purchase 18 shares of Common Stock, Class B Warrants to purchase 18 shares of Common Stock and options to purchase 16 shares of Common Stock exercisable within 60 days after May 25, 2016.
(5)	Represents options to purchase 6 shares of Common Stock that are currently exercisable or exercisable within 60 days after June 24, 2016, and 2 shares of Common Stock, Class A warrants to purchase 2 shares of Common Stock and Class B warrants to purchase 2 shares of Common Stock held by Mr. Chawla’s wife Stephanie Chawla.
(6)	Represents options to purchase 6 shares of Common Stock that are currently exercisable or exercisable within 60 days after June 24, 2016, 39 shares of Common Stock, Class A Warrants to purchase 39 shares of Common Stock and Class B Warrants to purchase 39 shares of Common Stock.
(7)	Represents options to purchase 4 shares of common stock that are exercisable or exercisable within 60 days after June 24, 2016.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Change in Control

The Company is not aware of any arrangement that might result in a change in control in the future. The Company has no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

The following table sets forth information as of December 31, 2015 relating to all of our equity compensation plans:

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options		(b) Weighted- average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	420	(1)	5,968.23	(2)	14,162	(3)
Equity compensation plans not approved by Stockholders	—		—		—

Total	420	(1)	5,968.23	(2)	14,162	(3)

(1)	Includes options outstanding under our 2014 Incentive Plan, 2014 Stock Option Plan and 2006 Stock Option Plan.
(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.
(3)	Represents shares of common stock available for issuance pursuant to Awards granted under the 2014 Incentive Plan. Stock options may no longer be granted under the 2014 Stock Option Plan or 2006 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since January 1, 2013, we were a participant in certain transactions and relationships with related persons as more fully described below.

Convertible Notes and Related Warrants

Since January 1, 2014, we have debt obligations to certain persons in connection with convertible notes with related persons as described below. Each of these notes converts to shares of common stock as set forth below.

In February 2015, we entered into a loan agreement for $250,000 with Spring Forth Investments, LLC, an entity controlled by Mr. Spafford. The loan bears interest at a rate of twelve percent (12%) per year and has a maturity date of the earlier of (i) 90 days from the date of the loan agreement or (ii) five days after the closing of a registered public offering of our securities. We paid off this loan with a portion of the proceeds from our February 2015 follow-on offering.

On July 18, 2014, we issued a convertible promissory note with 20% interest and 20,000 Series D Units to Spring Forth Investments, LLC, an entity controlled by Mr. David Spafford. The consideration paid by Mr. Spafford for the note and Units was $500,000. The maturity date on the note is July 18, 2015, which can be extended to July 18, 2016 at our option if we pay $10,000 to Mr. Spafford as compensation for the extension. On April 18, 2015, we extended the maturity date on the note pursuant to this option. This financing was for general working capital purposes.

On March 10, 2014, we issued a convertible promissory note with an 8% interest rate and warrants to purchase 6 shares of Common Stock to DRS, LLC, an entity controlled by David Spafford, one of our directors. The consideration paid by DRS, LLC for the note and warrants was $100,000. The maturity date for the promissory note was March 10, 2015, or upon a qualified equity financing of at least $5 million. This financing was for general working capital purposes. The principal balance of this note, along with accrued interest of $3,112 converted to 20,622 Series D Units at $5.00 per unit in July 2014.

On February 26, 2014, we issued a convertible promissory note with an 8% interest rate and warrants to purchase 12 shares of Common Stock to Ryan Ashton, our Chief Executive Officer. The consideration paid by Mr. Ashton for the note and warrants was $200,000. The maturity date for the promissory note was February 26, 2015, or upon or a qualified equity financing of at least $5 million. This financing was for general working capital purposes. The principal balance of this note, along with accrued interest of $6,751 converted to 41,350 Series D Units at $5.00 per unit in July 2014.

During 2013, we issued promissory notes to SSA Ventures, LLC and SBS Charitable Remainder Trust U/A/D November 27, 1995 (entities controlled by Mr. Aldous) reflecting obligations of $571,000 and $2,000,000 respectively. The principal balance of these notes, along with accrued interest of $21,901 and $67,068 respectively, converted to shares of Series C Preferred Stock at $4.92 per share.

During 2013, we issued a promissory note to Bourne Spafford Charitable Trust U/A/D May 15, 1995 (controlled by Mr. Spafford) reflecting an obligation of $200,000. This note had an 8% interest rate. The principal and $7,540 of accrued interest converted into shares of Series C Preferred Stock at $4.92 per share.

During 2013, we issued a promissory note to Krispen Family Holdings, LC, a greater than 5% stockholder, reflecting an obligation of $571,000. This note had an 8% interest rate. The principal and $24,154 of accrued interest converted into shares of Series C Preferred Stock at $4.92 per share.

During 2012 we issued convertible promissory notes to Spring Forth Investments LLC and the Bourne Spafford Charitable Trust U/A/D May 15, 1995 (entities controlled by Mr. Spafford) in the aggregate amount of $2,880,000. Each of these notes had an 8% interest rate. The principal and $52,655 of accrued interest converted into shares of Series B Preferred Stock at $32.00 per share. In connection with our IPO, these shares of Series B Preferred Stock converted into shares of our common stock.

During 2012 and 2013, we issued convertible notes to Krispen Family Holdings, LC in the aggregate amount of $2,880,000. Each of these notes had an 8% interest rate. The principal and $36,331 of accrued interest converted into shares of Series B Preferred Stock at $32.00 per share.

During 2012 and 2013, we issued convertible notes to SSA Ventures, LLC in the aggregate amount of $2,880,000. Each of these notes had an 8% interest rate. The principal and $39,700 of accrued interest converted into shares of Series B Preferred Stock at $32.00 per share.

Master Lease Agreement with Onset and Related Warrants and Letters of Credit

We entered into a Master Lease Agreement to provide for the sale-leaseback of molecular diagnostic analyzers. We have completed two lease schedules under this lease agreement: Lease Schedule 001 dated October 16, 2013, amended December 10, 2013, for the sale of 125 molecular diagnostic analyzers for a purchase price of $2,500,000, which are being leased back for 36 monthly payments of $74,875 and Lease Schedule 002 dated March 14, 2014, amended March 18, 2014, for the sale of 75 molecular diagnostic analyzers for a purchase price of $1,500,000, which are being leased back for 24 monthly payments of $64,665. At the end of the lease term of Schedule 001, the lease will automatically renew for twelve additional months at the current monthly rate unless we give written notice 150 days prior to the end of the lease. If timely notice is given we have the opportunity to: 1) repurchase the analyzers for a purchase price determined by lessor not to exceed forty percent of the original costs; or 2) terminate the lease, return the property and enter into a new lease with new property that replaces the property of the old lease. Both we and the lessor will have the right to reject any terms of option 1 or 2 and if rejected, the 12 month extension will apply. Schedule 002 includes similar end of term options as found in Schedule 001, except that if we give timely notice, we have the option to purchase the analyzers at a price to be determined by lessor and us. Schedule 002 also includes a provision that during the first 14 months of the base period of the Schedule, provided there is no event of default and if we complete a successful capital raise, then lessor will use commercially acceptable best efforts to rewrite this Schedule 002 at more favorable terms. We are accounting for these transactions as a capital lease sale-leaseback in accordance with ASC 840 “Leases.”

Our obligations pursuant to the sale-leaseback agreement are secured by letters of credit obtained by Spring Forth Investments, LLC, an entity controlled by David Spafford, and Utah Autism Foundation, an entity for which Mr. Spafford serves on the Board of Trustees and as a Founder Trustee, in an aggregate amount of $3,000,000. These letters of credit were issued by a bank for the benefit of the lessor. Pursuant to three reimbursement agreements we entered into with those entities in connection with the letters of credit, we have agreed to pay each of them 10% interest per annum on the total amount of the letter of credit. Under the reimbursement agreements, we are also obligated to reimburse those third parties for any draws made under the letters of credit. As of December 31, 2014, no draws on either letter of credit had taken place. Our obligations under the reimbursement agreements are secured by a security interest in all of our assets pursuant to security agreements effective the dates of the respective lease schedule.

Ryan Ashton, our chief executive officer, and David Spafford, one of our directors, each personally guaranteed our obligations under the sale-lease agreement. These guarantees cover “the full amount of liability for any amounts due” from us to Onset under the lease agreement. On November 25, 2013, we issued Mr. Ashton warrants to purchase 24 shares of common stock and Mr. Spafford warrants to purchase 24 shares of common stock, each in compensation for their personal guarantees of our obligations under the lease agreement, with an exercise price of $4,200.00 per share.

Additionally, on December 30, 2015, in relation to the agreement of Spring Forth Investments, LLC and Utah Autism Foundation agreeing to enter into subordination agreements in relation to our financing of convertible notes and related Series D warrants, we issued Spring Forth Investments, LLC and Utah Autism Foundation warrants to purchase 3,015 shares of common stock on the same general terms and conditions of the Series D warrants.

Voting Agreement

On February 16, 2010 we entered into a voting agreement under which certain holders of our preferred stock, including entities affiliated with certain of our directors, have agreed to vote in a certain way on certain matters, including with respect to the election of directors. In connection with the issuance of Series D Preferred Stock, the Voting Agreement was amended and restated on April 21, 2014 and July 30, 2014. Pursuant to the July 2014 amendment and restatement, (i) the parties agreed to vote their shares to set the size of the board of directors at five directors, (ii) the holders of common stock, voting as a separate class, elect one director to our board of directors (initially Ryan Ashton), and (iii) for long as Hitachi owns 5% of the issued and outstanding shares of our capital stock, Hitachi will be entitled to elect one director. Upon the closing of our IPO, the board of directors election voting provisions contained in the voting agreement terminated; however, pursuant to the terms of the Series D Stock Purchase Agreement and our Certificate, Hitachi will continue to be entitled to elect one director.

Investor Rights Agreement

On February 16, 2010, we entered into an investor rights agreement with the holders of our outstanding Series A Preferred Stock, including entities affiliated with certain of our directors. On November 26, 2013, the investor rights agreement was amended in connection with the issuance of Series C Preferred Stock and Series C-1 Preferred Stock. On April 21, 2014, the investor rights agreement was amended in connection with the issuance of Series D Preferred Stock and on July 30, 2014 the investor rights agreement and was further amended in connection with the issuance of additional shares of Series D Preferred Stock. In connection with our IPO, each share of Series A, Series C, Series C-1 and Series D Preferred Stock was converted into one share of our common stock.

Other Relationships

Sandra Nielsen, who became the domestic partner of Ryan Ashton in 2012, is employed by us as our Vice President of Marketing and Customer Support. In 2015, Ms. Nielsen received a salary of $205,000, commissions of $201,576 and a bonus of $61,500. Ms. Nielsen also received a stock option grant in 2014 for 10 shares of stock.

Indemnification Provisions

We intend to enter into indemnification agreements with each of our directors and officers. These indemnification agreements, and our Certificate and Bylaws, require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Transactions with Related Persons

Our Audit Committee is responsible for reviewing any potential conflict of interest situations, on an ongoing basis, any future proposed transaction, or series of transactions, with related persons, and either approve or disapprove each reviewed transaction or series of related transactions with related persons.

We have adopted a written policy and procedures with respect to related person transactions, which includes specific provisions for the approval of related person transactions. Pursuant to this policy, related person transactions include a transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which we and certain enumerated related persons participate, the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and the related person has a direct or indirect material interest.

If a related person transaction is identified, such transaction must be reviewed and approved or ratified by our Audit Committee. If it is impracticable for our Audit Committee to review such transaction, the transaction will be reviewed by the chair of our Audit Committee, whereupon the chair of our Audit Committee will report to the Audit Committee the approval or disapproval of such transaction.

In reviewing and approving related person transactions, the Audit Committee, or its chair, considers all information that the Audit Committee, or its chair, believes to be relevant and important to a review of the transaction. The Audit Committee or its chair, as the case may be, approves only those related person transactions that are determined to be in, or not inconsistent with, our best interests and that of our stockholders, taking into account all available relevant facts and circumstances available to the Audit Committee or the chair. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee will participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Director Independence

Under the listing requirements and rules of The NASDAQ Capital Market, independent directors must comprise a majority of our board of directors as a listed company within one year of the closing of our IPO. The board of directors has determined that Mr. Calhoun, Mr. Labrum and Mr. Chawla are independent directors as defined under Section 5605(a)(2) of The NASDAQ Stock Market Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Mantyla McReynolds LLC each of the last two fiscal years for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q, and fees billed for other services rendered by Mantyla McReynolds LLC during those periods.

	2015	2014
Audit Fees (1)	$205,771	$160,871
Audit-Related Fees (2)	154,925	54,167
All Other Fees	—	—

Total	$360,696	$215,038

(1)	Audit Fees consist of fees billed for the audit of the Company’s annual financial statements included in Form 10-K and services in connection with the Company’s various statutory and regulatory filings. Audit fees also include fees related to the reviews of interim financial information included in Forms 10-Q.
(2)	Audit-Related Fees consist of fees billed for consent or comfort letter procedures performed in conjunction with the Company filing a registration statement or completing financial transactions during the respective fiscal years.

Pre-approval Policies

Our policy has been for the Audit Committee to pre-approve all audit, audit-related and non-audit services performed by our independent auditors and to subsequently review the actual fees and expenses paid to our independent auditors. Accordingly, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by our independent auditors and subsequently reviewed the actual fees and expenses paid to Mantyla McReynolds LLC. The Audit Committee has determined that the fees paid to Mantyla McReynolds LLC for services are compatible with maintaining Mantyla McReynolds LLC’s independence as our auditors.

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

(c)	Exhibits:

The list of exhibits in the Exhibit Index to this Amendment is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. as amended through March 30, 2016 (24)

3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)

3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)

3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (7)

4.1	Specimen certificate evidencing shares of common stock. (2)

4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)

4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)

4.4	Form of Second Amended and Restated Series C Warrant. (8)

4.5	Form of Warrant to Purchase common stock. (4)

4.6	Form of Warrant to Purchase common stock or Preferred Stock. (4)

4.7	Form of Warrant to Purchase common stock. (4)

4.8	Form of Series A Warrant. (3)

4.9	Form of Series B Warrant. (3)

4.10	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (7)

4.11	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)

4.12	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)

4.13	Form of Senior Secured Convertible Note, filed as Exhibit A to the Securities Purchase Agreement (9)

4.14	Form of Series D Warrant, filed as Exhibit B to the Securities Purchase Agreement (9)

4.15	Form of Series E Warrant(19)

4.16	Form of Subscription Agreement for February 2016 Unit Offering(19)

10.1	Master Lease Agreement by and between Onset Financial, Inc. and Great Basin, dated as of October 16, 2013 (“Onset Lease Agreement”). (1)

10.2	Schedule 001 for Onset Lease Agreement dated October 16, 2013, as amended by that certain amendment dated December 10, 2013 and associated (i) Acceptance and Delivery Certificate, (ii) Bill of Sale and (iii) Sale and Leaseback Agreement. (1)

10.3	Schedule 002 for Onset Lease Agreement dated March 14, 2014, as amended by that certain amendment dated March 18, 2014 and associated (i) Acceptance and Delivery Certificate, (ii) Bill of Sale and (iii) Sale and Leaseback Agreement. (1)

10.4	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (Series D Compensation). (1)

10.5	Financial Advisory Agency Agreement by and between Great Basin and Rona Capital, LLC, dated as of April 15, 2014 (IPO Compensation). (1)

10.6#	Great Basin 2006 Stock Option Plan and forms used in connection therewith. (1)

10.7#	Great Basin 2014 Stock Option Plan and forms used in connection therewith. (1)

10.8#	Great Basin Scientific, Inc. 2014 Omnibus Incentive Plan, as amended. (6)

10.9#	Form of Stock Option Agreement. (2)

10.10#	Letter of Appointment Regarding Appointment of David Spafford as Executive Chairman. (3)

10.11	Amended and Restated Series D Preferred Stock and Warrant Purchase Agreement dated July 30, 2014 (the “Series D Purchase Agreement”). (1)

10.12	Form of Class A Warrant to Purchase common stock issued to investors pursuant to the Series D Purchase Agreement. (1)

10.13	Form of Class B Warrant to Purchase common stock issued to investors pursuant to Series D Purchase Agreement. (1)

10.14@	License and Supply Agreement by and between Biohelix Corporation and Great Basin, effective as of January 9, 2009, as amended by (i) that First Amendment dated June 25, 2010, and (ii) that Second Amendment dated January 18, 2011. (1)

10.15@	License Agreement by and between Integrated DNA Technologies, Inc. and Great Basin, effective as of August 5, 2010, as amended by (i) that First Amendment dated February 21, 2012, (ii) that Second Amendment dated October 17, 2012, (iii) that Third Amendment dated February 21, 2013 and (iv) that Fourth Amendment dated March 19, 2014. (1)

10.16	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)

10.17	Reimbursement Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)

10.18	Reimbursement Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)

10.19	Security Agreement dated as of October 30, 2013 by and between Great Basin and Utah Autism Foundation. (1)

10.20	Security Agreement dated as of March 21, 2014 by and between Great Basin and Utah Autism Foundation. (1)

10.21	Security Agreement dated as of October 30, 2013 by and between Great Basin and Spring Forth Investments, LLC. (1)

10.22#	Employment Agreement with Ryan Ashton. (2)

10.23#	Employment Agreement with Jeffrey A. Rona. (2)

10.24#	Employment Agreement with Robert Jenison. (2)

10.25	Lease Agreement between JTM, Inc. and Great Basin, dated April 26, 2010, as amended by that certain amendment dated July 1, 2012 (South Side Lease). (1)

10.26	Lease Agreement between JTM, Inc. and Great Basin, dated September 6, 2012 (North Side Lease). (1)

10.27	Loan and Issuance Agreement by and between Great Basin and Spring Forth Investments, LLC, dated July 18, 2014. (1)

10.28	Promissory Note dated July 18, 2014 in favor of Spring Forth Investments, LLC. (1)

10.29	Loan Agreement between Great Basin and Spring Forth Investments, LLC, dated February 12, 2015. (5)

10.30	Form of Placement Agent Agreement. (15)

10.31	Form of Subscription Agreement. (12)

10.32	Form of Second Amendment Agreement dated December 7, 2015 (8)

10.33	Securities Purchase Agreement dated December 28, 2015 (9)

10.34	Registration Rights Agreement, filed as Exhibit C to the Securities Purchase Agreement (9)

10.35	Pledge and Security Agreement, filed as Exhibit D to the Securities Purchase Agreement (9)

10.36	Amendment Agreement to Securities Purchase Agreement between the Company and certain holders of its Notes and Series D warrants, dated February 8, 2016 (10)

10.37	Settlement Agreement between the Company and Dawson James dated February 8, 2016 (11)

10.38	Consulting Agreement between the Company and Dawson James dated February 8, 2016 (11)

10.39	Amendment Agreement to Registration Rights Agreement between the Company and certain holders of its convertible notes and Series D warrants, dated February 13, 2016. (14)

10.40	Placement Agent Agreement by and between the Company and Roth Capital Partners, LLC for February Unit offering (19)

10.41	Office Lease between Bay Pacific East South Temple, LLC and the Registrant executed August 25, 2015 (17)

10.42	First Amendment to Lease between Bay Pacific East South Temple, LLC and the Registrant (17)

10.43	Form of Amendment Agreement for Series C Warrants (18)

10.44	Form of Second Amendment Agreement to the Registration Rights Agreement (20)

10.45	Second Amendment to Lease between Bay Pacific East South Temple, LLC and Great Basin Scientific, Inc. (21)

10.46	Form of Series E Warrant Exchange Agreement(22)

10.47	Form of Third Amendment Agreement to Registration Rights Agreement(23)

10.48	Form of Waiver Agreement(25)

10.49	Form of Placement Agent Agreement(26)

10.50	Form of Subscription Agreement(26)

10.51	Form of Series G Warrant(26)

23.1	Consent of Mantyla McReynolds LLC, independent registered public accounting firm(27)

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(27)

101.SCH	XBRL Taxonomy Extension Schema Document(27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(27)

101.DEF	BRL Taxonomy Extension Definition Linkbase Document(27)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(27)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(27)

**	Filed herewith
@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.
#	Management compensation agreement or arrangement
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 2, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662 ) filed with the SEC on December 7, 2015 and incorporated herein by reference.
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
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on August 28, 2015 and incorporated herein by reference
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on September 21, 2015 and incorporated herein by reference
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 19, 2016 and incorporated herein by reference
(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 29, 2016 and incorporated herein by reference
(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on March 16, 2016 and incorporated herein by reference
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on April 4, 2016 and incorporated herein by reference
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on May 12, 2016 and incorporated herein by reference
(24)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36662) filed with the SEC on March 12, 2016 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on May 24, 2016 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Form S-1/A (File No. 333-211334) filed with the SEC on May 26, 2016 and incorporated herein by reference
(27)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-36662) filed with the SEC on March 1, 2016 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report of Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Great Basin Scientific, Inc.

Date: June 27, 2016	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, Director (Principal Executive Officer)

Date: June 27, 2016	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)