Form 10-Q
period 2016-06-30
Great Basin Scientific, Inc.
filed 2016-08-11
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The issuer had 41,124,301 shares of common stock outstanding as of August 09, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash	$1,162,446	$4,787,759
Restricted Cash	13,168,793	13,800,000
Accounts receivable, net	360,954	411,390
Inventory	1,119,897	1,133,142
Prepaid and other current assets	1,564,284	564,910
Total current assets	17,376,374	20,697,201

Intangible assets, net	69,564	119,171
Property and equipment, net	8,645,804	7,741,991
Total assets	$26,091,742	$28,558,363
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,150,335	$2,432,459
Accrued expenses	3,867,630	1,313,149
Current portion of notes payable	—	5,693
Current portion of convertible notes payable, net of discount	14,052,253	1,638,717
Notes payable - related party	500,000	500,000
Current portion of capital lease obligations	1,265,116	1,305,426
Current portion of derivative liability	20,602,409	—
Total current liabilities	43,437,743	7,195,444
Convertible notes payable, net of current portion and debt discount	—	525,000
Capital lease obligations, net of current portion	279,881	851,410
Derivative liability, net of current portion	43,359,009	43,181,472
Total liabilities	87,076,633	51,753,326
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
74,380 and 88,347 shares issued and outstanding, respectively	74	88
Common stock, $.0001 par value: 200,000,000 shares authorized;
7,102,843 and 296,869 shares issued and outstanding, respectively	710	30
Additional paid-in capital	114,847,713	98,708,784
Accumulated deficit	(175,833,388)	(121,903,865)
Total stockholders' deficit	(60,984,891)	(23,194,963)
Total liabilities and stockholders' deficit	$26,091,742	$28,558,363

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$728,957	$525,506	$1,460,379	$984,236
Cost of sales	1,888,371	1,299,948	3,750,116	2,266,541
Gross loss	(1,159,414)	(774,442)	(2,289,737)	(1,282,305)
Operating expenses:
Research and development	3,457,489	1,902,296	5,755,472	3,405,854
Selling and marketing	1,770,050	919,699	3,248,828	1,725,817
General and administrative	2,490,398	1,276,555	4,699,055	2,337,207
Total operating expenses	7,717,937	4,098,550	13,703,355	7,468,878
Loss from operations	(8,877,351)	(4,872,992)	(15,993,092)	(8,751,183)
Other income (expense):
Interest expense	(6,155,088)	(309,785)	(12,471,418)	(615,367)
Interest income	721	9,035	1,299	13,332
Net gain on exchange and issuance of warrants	3,374,752	-	3,374,752	-
Change in fair value of derivative liability	(8,620,051)	24,335,676	(28,839,314)	(42,658,473)
Total other income (expense)	(11,399,666)	24,034,926	(37,934,681)	(43,260,508)
Income (loss) before provision for income taxes	(20,277,017)	19,161,934	(53,927,773)	(52,011,691)
Provision for income taxes	-	(1,250)	(1,750)	(1,250)
Net income (loss)	$(20,277,017)	$19,160,684	$(53,929,523)	$(52,012,941)
Net income (loss) per common share - basic	$(4.10)	$6,303.25	$(15.09)	$(19,074.01)
Net income (loss) per common share - diluted	$(4.10)	$1,498.09	$(15.09)	$(19,074.01)
Weighted average common shares - basic	4,941,734	3,040	3,573,483	2,727
Weighted average common shares - diluted	4,941,734	12,790	3,573,483	2,727

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(53,929,523)	$(52,012,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183,955	704,604
Bad debt expense	84,515	—
Change in fair value of derivative liability	28,839,314	42,658,473
Net gain on exchange and issuance of warrants	(3,374,752)	—
Employee stock compensation	74,089	37,440
Debt discount amortization	11,888,536	50,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(34,079)	(76,544)
(Increase) decrease in inventory	13,245	(397,364)
(Increase) decrease in prepaid and other assets	(999,374)	3,004
Decrease in accounts payable	(172,812)	(172,762)
Increase in accrued liabilities	996,833	322,100
Net cash used in operating activities	(15,430,053)	(8,883,990)
Cash flows from investing activities:
Acquisition of property and equipment	(615,886)	(473,048)
Construction of equipment	(992,641)	(1,972,835)
Net cash used in investing activities	(1,608,527)	(2,445,883)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,335,950	3,142,964
Proceeds from follow-on offering	11,009,728	21,872,793
Proceeds from issuance of notes payable - related party	—	250,000
Proceeds from release of restricted cash	2,000,000	—
Payment of cash settlement for warrant exercises	(314,879)	—
Principal payments of capital leases	(611,839)	(404,889)
Principal payments of notes payable	(5,693)	(24,283)
Principal payments of notes payable -related party	—	(250,000)
Net cash provided by financing activities	13,413,267	24,586,585
Net increase (decrease) in cash	(3,625,313)	13,256,712
Cash, beginning of the period	4,787,759	2,017,823
Cash, end of the period	$1,162,446	$15,274,535
Supplemental disclosures of cash flow information:
Interest paid	$595,782	$559,631
Income taxes paid	$1,750	$1,250
Supplemental schedule of non-cash investing and financing activities:
Restricted cash proceeds from convertible note	$1,367,648	$—
Initial public offering and follow-on offering costs incurred but unpaid	$649,909	$171,169
Property and equipment included in accounts payable	$429,634	$641,018
Cashless exercise of warrants	$187	$—
Change in derivative liability from exercised and issued warrants	$15,044,007	$5,247,073

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

The Company is a molecular diagnostic testing company focused on the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company believes that small to medium sized hospital laboratories, those under 400 beds, are in need of simpler and more affordable molecular diagnostic testing methods. The Company markets a system that combines both affordability and ease-of-use, when compared to other commercially available molecular testing methods, which it believes will accelerate the adoption of molecular testing in small to medium sized hospitals. The system includes an analyzer, which is provided for our customers’ use without charge in the United States, and a diagnostic cartridge, which is sold to our customers. The testing platform has the capability to identify up to 64 individual targets at one time. If the test identifies one to three targets, they are referred to as low-plex tests, or tests, and if they identify four or more targets they are referred to as multi-plex panels, or panels. The Company currently has three commercially available tests, the first for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April 2012, the second for Group B Strep, which received clearance from the FDA in April 2015 and launched commercially in June 2015, and the third for Shiga Toxin producing E. coli or STEC, which received clearance from the FDA in March 2016 and launched commercially in August 2016. The Company received FDA clearance in March 2016 for Staphylococcus Identification and Resistance Panel, or Staph ID/R panel. This test is not yet available for commercial sale. Our customers consist of hospitals, clinics, laboratories and other healthcare providers in the United States, the European Union and New Zealand.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company as of June 30, 2016 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2015 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As the Company has incurred losses for the three months ended June 30, 2016 and the six months ended June 30, 2016 and 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of June 30, 2016 and 2015, there were 22,000,202 and 22,064 potentially dilutive shares, respectively.

The Company had net income for the three months ended June 30, 2015 and therefore potentially dilutive shares must be added into the diluted net income (loss) per share calculations.

The components of basic and diluted net income (loss) per share for the three months ended June 30, 2015 are as follows:

Three Months
Ended
June 30, 2015
Basic:
Numerator:
Net Income	$19,160,684
Denominator:
Weighted Average Common Shares	3,040

Net Income Per Common Share - Basic	$6,303.25

Diluted:
Numerator:
Net Income	$19,160,684
Denominator:
Weighted Average Common Shares	3,040
Series E Convertible Preferred Stock	5,102
Warrants	4,544
Employee Stock Options	104
Denominator for Diluted Calculation	12,790

Net Income Per Common Share - Diluted	$1,498.09

Reverse Stock Split

On March 30, 2016, the Company effected a reverse stock split of the Company’s common stock whereby each thirty-five shares of common stock was replaced with one share of common stock (with no fractional shares issued). The par value and the number of authorized shares of the common stock were not adjusted. All common share and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split. The quantity of Series E Preferred Stock, Common Warrants, Class A, Class B, Series B and Series C Warrants as well as employee and other options were not included in the reverse stock split and their outstanding quantities have not been adjusted. However, the conversion and exchange ratios were adjusted for the effect of the reverse stock splits such that upon conversion each 2,100 shares of Series E Preferred Stock will now be converted into four shares of common stock and upon exercise each 2,100 warrants or options will now be converted into one share of common stock. The quantity of Series D and Subordination Warrants were not included in the reverse stock split and their outstanding quantities have not been adjusted. However, the conversion ratio has been adjusted such that upon exercise each 35 of the Series D and Subordination Warrants will now be converted into one share of common stock (see NOTE 10 WARRANTS).

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company issued certain common stock warrants, employee stock options and convertible notes that are required to be recorded at fair value measured at the transaction date. In addition, certain other warrants to purchase common stock and convertible notes qualify as derivative liabilities and are therefore required to be recorded at fair value measured at the transaction date and again at each reporting period end. The fair value of these warrants and conversion was determined using estimates and assumptions that are not readily available in public markets and the Company has designated this liability as Level 3. The assumptions used for the fair value calculation as well as the changes in the value of the derivative liability are shown in NOTE 11 DERIVATIVE LIABILITY.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 Leases, which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  This update is effective for annual periods and interim periods with those periods beginning after December 15, 2018.  The Company is evaluating the impact of this standard on its financial statements.

In July 2015, the FASB issued ASU 2015-11 Simplifying the Measurement of Inventory, that simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB deferred the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 on its financial statements.

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the six months ended June 30, 2016 of $53.9 million and a net loss for the year ended December 31, 2015 of $57.9 million, and has an accumulated deficit of $175.8 million as of June 30, 2016. Whether and when the Company can attain profitability and positive cash flows from operations is uncertain.

The Company intends to continue to develop its products and expand its customer base, but does not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, the Company intends to seek to obtain financing in order to fund its working capital and development needs. In February 2016, the Company obtained financing by completing a follow-on offering for net proceeds of $5.0 million.  In May 2016, holders of the senior secured convertible notes voluntarily agreed to remove restrictions on the Company’s use of $2.0 million previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company. In June 2016, the Company obtained additional financing by completing another follow-on offering for net proceeds of $5.3 million.

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

Amounts charged to expense under operating leases were $238,319 and $69,634 for the three months ended June 30, 2016 and 2015, respectively and $403,365 and $143,902 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 5 NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements in January and February 2013. During the six months ended June 30, 2016, both notes were extinguished by making the final payments on the notes in the amount of $5,693.

NOTE 6 CONVERTIBLE NOTES PAYABLE

On December 30, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which it agreed to issue $22.1 million in senior secured convertible notes (“Notes”) and Series D Warrants (further described below). The Notes were originally convertible into 3,946,429 shares of Common Stock at a price equal to $5.60 per share, subject to adjustment for certain dilutive events. As of June 30, 2016, the Notes are convertible into 11,631,578 shares of common stock at a price equal to $1.90 per share, which continue to be subject to certain dilutive events.  $20 million of the notes were issued for cash proceeds totaling $18.4 million with an original issue discount in the amount of $1.6 million which is equal to sixteen (16) months of simple interest at a rate of six percent (6.0%) per annum on the aggregate principal of the Notes (assuming, that the entire aggregate original principal amount remains outstanding through the maturity date). $2.1 million of the Notes were issued to extinguish 1,050,000 outstanding Series C Warrants at an extinguish value of $2.00 per warrant. The Notes are senior secured obligations of the Company and will rank senior to all outstanding and future indebtedness of the Company. They are secured by a first priority perfected security interest (subject to permitted liens as defined in the Notes) in all of the current and future assets of the Company. The Notes contain standard and customary events of default and the entire principal balance is subject to the default and redemption provisions contained in the Notes, regardless of whether or not any of the proceeds have been released from the Company’s restricted accounts.

In connection with the issuance of the Notes under the SPA, the Company issued Series D Warrants (the “Series D Warrants”), exercisable to acquire 100,090 shares of Common Stock and Subordination Warrants (the “Subordination Warrants”), exercisable to acquire 3,015 shares of Common Stock, both which are subject to a one time adjustment on December 31, 2016 under the terms of the Series D and Subordination Warrants (see NOTE 10 WARRANTS). Each Series D and Subordination Warrant is exercisable by the holder beginning six months after December 30, 2015 and continuing for a period five years thereafter. The Series D and Subordination Warrants were originally exercisable at $5.60 per share of common stock, subject to adjustments for certain dilutive events.  As of June 30, 2016, the exercise price has been adjusted to $1.90 per share of common stock pursuant to the terms of the warrant agreement.

The Company has agreed to make amortization payments with respect to the Notes in twelve (12) equal installments beginning four (4) months after the original date of issuance of December 30, 2015 (each, an “Installment Date”). On each installment date, assuming certain equity conditions are met, the installment payment shall automatically be converted into shares of Common Stock at a conversion rate defined in the agreement.  As of April 29, 2016, the Company was not able to bring a registration statement covering the resale of the shares of common stock issuable under the terms of the convertible notes effective and therefore did not satisfy the equity conditions under the convertible notes to permit settlement of installment payments through conversion into shares of common stock. The holders of the convertible notes deferred the three installment payments due on April 29, 2016, May 31, 2016 and June 30, 2016, respectively to the installment payment with a due  date of July 29, 2016.

Under the terms of the Notes, at closing the Company received an initial tranche of $4.6 million for immediate use for general corporate purposes. The remaining cash proceeds of $13.8 million are being held in a restricted account and will be released to the Company from the Company’s restricted accounts in subsequent equal tranches subject to certain equity conditions. In May 2016, the holders of the senior secured convertible notes voluntarily removed restrictions on the Company’s use of an aggregate of $2.0 million previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company. As of June 30, 2016 the remaining cash in the amount of $11.8 million is still being held in a restricted account and will be released to the Company subject to certain equity conditions.

The conversion feature in the Notes represents an embedded derivative that requires bifurcation due to the ratchet provision described above related to the conversion feature. The provisions in the Series D Warrants also require the Company to account for the warrants as derivative liabilities. The original issue discount, the fair value of the embedded conversion feature, the fair value of the Series D Warrants and the debt issuance costs are all together considered the debt discount. The Company recorded a debt discount in the amount of $20 million which is being amortized over the life of the note using the effective interest method. For the six months ended June 30, 2016, $11,888,536 of the debt discount had been amortized to interest expense.

The following table summarizes the convertible notes outstanding at June 30, 2016:

Convertible notes payable, principal	$22,100,000
Debt discounts	(8,047,747)
Net convertible note payable	14,052,253
Less current portion	(14,052,253)
Convertible notes payable, long term	$—

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

NOTE 8 PREFERRED STOCK

The Company had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share as of June 30, 2016. As of June 30, 2016 there were 74,380 shares of Series E Preferred Stock issued and outstanding which are convertible at the option of the holders into 142 shares of common stock.  During the six months ended June 30, 2016, 13,967 shares of Series E Preferred Stock were converted into 27 shares of common stock.

NOTE 9 COMMON STOCK

The Company had 200,000,000 shares of common stock authorized at a par value of $0.0001 per share as of June 30, 2016. As of June 30, 2016 there were 7,102,843 shares of common stock issued and outstanding. The Company has reserved 120,000,000 of authorized but unissued shares of common stock for issuance pursuant to the convertible notes and associated Series D Warrants.

During the six months ended June 30, 2016, the Company issued 1,520,888 shares of common stock pursuant to the cashless exercise of 5,091,815 Series C Warrants.

During the six months ended June 30, 2016, the Company issued 354,899 shares of common stock pursuant to the cash exercise of 121,540 Underwriter Unit Purchase Options at an exercise price of $11.00 for total proceeds of $1,335,950.  Upon exercise of these options, 121,540 shares of Series E Convertible Preferred Stock were issued and immediately converted into 232 shares of common stock and 972,320 Series C Warrants were issued and immediately exercised pursuant to the cashless exercise provision into 354,667 shares of common stock.

During the six months ended June 30, 2016, the Company issued 27 shares of common stock pursuant to the conversion of 13,967 shares of Series E Convertible preferred stock (see NOTE 8 PREFERRED STOCK).

On February 24, 2016, the Company completed a public offering of 39.2 million Units (the “February 2016 Unit Offering”).  Each 35 units consisted of one share of common stock and 52.5 Series E Warrants. The Company received approximately $5.0 million of net proceeds.  Pursuant to the sale of the units, the Company issued 1,120,000 shares of common stock and 58,800,000 Series E Warrants. Each 35 Series E Warrants were exercisable into one share of common stock at $8.75 per share.  The Series E Warrants expired six years from the date of grant, were not exercisable for one year and which exercise was subject to a shareholder vote and an increase in the number of authorized shares of common stock the Company can issue.

On April 7, 2016, the Company entered into certain warrant exchange agreements (the “Exchange Agreements”), each by and between the Company and a holder of its outstanding Series E Warrants, pursuant to which the Company and each such holder agreed to exchange outstanding Series E Warrants for shares of common stock of the Company. Pursuant to the Exchange Agreements, the Company issued 650,160 shares of common stock of the Company in exchange for the surrender by the holders to the Company of 58,800,000 Series E Warrants exercisable to acquire approximately 1,680,000 shares of common stock of the Company (representing an exchange ratio of one share of common stock for each 2.584 shares of common stock underlying the surrendered Series E Warrants). The surrendered Series E Warrants were immediately cancelled by the Company and there are not any Series E Warrants issued and outstanding.

On June 1, 2016, the Company completed a public offering of 3,160,000 units (the “June 2016 Unit Offering”).  Each unit consisted of one share of common stock and one Series G Warrant.  The company received approximately $5.3 million of net proceeds.  Pursuant to the sale of the units, the Company issued 3,160,000 shares of common stock and 3,160,000 Series G Warrants.  Each Series G Warrant is exercisable into one share of common stock at $1.90 per share, subject to adjustments and expires five years from the date of grant.

NOTE 10 WARRANTS

The following table outlines the warrants outstanding and exercisable as of June 30, 2016:

			Total
			Shares of	Aggregate
	Outstanding	Warrant	Common Stock	Exercise Price
	and	Exercise	Underlying	for One
Warrants	Exercisable	Price	the Warrant	Common Share	Expiration
Class A	1,532,598	$0.0009	755	$1.90	April 2021 - July 2021
Class B	1,310,956	$0.0009	640	$1.90	April 2021 - July 2021
Series B	1,074,082	$7.96	530	$16,718.72	March 2021 - July 2021
Series D	3,503,116	$0.0543	100,090	$1.90	June 2021
Series G	3,160,000	$1.90	3,160,000	$1.90	June 2021
Subordination	105,516	$0.0543	3,015	$1.90	June 2021
Common	411,622	$0.0009 - $32.00	204	$1.90 - $67,200.00	July 2016 - July 2021
Total Warrants	11,097,890		3,265,234

Class A Warrants

The Class A Warrants include a provision which provides that the exercise price of the Class A Warrants will be adjusted in connection with certain equity issuances by the Company.  In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $1.90 per share of common stock.

Class B Warrants

The Class B Warrants include a provision which provides that the exercise price of the Class B Warrants will be adjusted in connection with certain equity issuances by the Company.  In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $1.90 per share of common stock.

Series B Warrants

The Series B Warrants include a provision which provides that the exercise price of the Series B Warrants is subject to reduction in connection with certain equity issuances by the Company that are below the then current market price. In June 2016, as a result of the June 2016 Unit Offering, the price reduction provision was trigged and the exercise price was reduced to $16,718.72 per share of common stock.

Series C Warrants

During the six months ended June 30, 2016, 5,229,973 Series C Warrants were exercised pursuant to the cashless exercise provision.  The Company settled 5,091,815 of the Series C Warrant exercises through the issuance of 1,520,888 shares of common stock and the Company settled 138,158 of the Series C Warrant exercises with cash in the amount of $314,879.

On January 21, 2016 all outstanding Series C Warrants were mandatorily exercised utilizing the cashless provision of the warrants and the corresponding shares of common stock issued.  As of June 30, 2016 there are 47,528 Series C Warrant certificates that have yet to be delivered to the Company representing 15,182 shares of common stock.

Series D Warrants

The Series D Warrants include a provision which provides that the exercise price of the Series D Warrants will be adjusted in connection with certain equity issuances by the Company subject to a floor exercise price of $7.00 per share of common stock.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to the floor of $7.00 per share of common stock.  In March 2016, pursuant to the approval of the Company’s stockholders of the removal of the exercise floor price, the exercise price was adjusted to $5.60 per share of common stock. In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $1.90 per share of common stock.

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

On April 7, 2016, the Company entered into certain warrant exchange agreements (the “Exchange Agreements”), each by and between the Company and a holder of its outstanding Series E Warrants, pursuant to which the Company and each such holder agreed to exchange outstanding Series E Warrants for shares of common stock of the Company. Pursuant to the Exchange Agreements, the Company issued 650,160 shares of common stock of the Company in exchange for the surrender by the holders to the Company of 58,800,000 Series E Warrants exercisable to acquire approximately 1,680,000 shares of common stock of the Company (representing an exchange ratio of one share of common stock for each 2.584 shares of common stock underlying the surrendered Series E Warrants). The surrendered Series E Warrants were immediately cancelled by the Company and there are not any Series E Warrants issued and outstanding (see NOTE 9 COMMON STOCK).

Series G Warrants

In connection with the June 2016 Unit Offering, the Company issued Series G Warrants to purchase 3,160,000 shares of common stock as part of the units sold in the offering (see NOTE 9 COMMON STOCK). The Series G Warrants have an initial exercise price of $1.90.  The warrants contain a provision that the exercise price will adjust if the Company has certain equity issuances for consideration per share that is less than the current exercise price of the Series G Warrants. The Series G Warrants expire 5 years after the date of issuance.

Subordination Warrants

The Subordination Warrants include a provision which provides that the exercise price of the Subordination Warrants will be adjusted in connection with certain equity issuances by the Company subject to a floor exercise price of $7.00 per share of common stock.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to the floor of $7.00 per share of common stock.  In March 2016, pursuant to the approval of the Company’s stockholders of the removal of the exercise floor price, the exercise price was adjusted to $5.60 per share of common stock. In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $1.90 per share of common stock.

Common Warrants

Certain Common Warrants include a provision which provides that the exercise price of these certain Common Warrants will be adjusted in connection with certain equity issuances by the Company.  In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price of these certain Common Warrants was adjusted to $1.90 per share of common stock.  During the six months ended June 30, 2016 there were 51,734 Common Warrants exercisable into 26 shares of common stock that expired without being exercised.

The following table summarizes the common stock warrant activity during the six months ended June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remainder
	Common	Warrant	Contractual
	Stock	Exercise	Term in
	Warrants	Price	Years
As of June 30, 2016:
Warrants Outstanding as of January 1, 2016	13,219,597	$2.71	4.7
Granted	61,960,000	$0.15	5.2
Exercised	(5,229,973)	$2.55	—
Expired	(51,734)	$10.00	—
Extinguished	(58,800,000)	$0.05	—
Warrants outstanding as of June 30, 2016	11,097,890	$1.52	4.7

Underwriters’ Unit Purchase Option

During the six months ended June 30, 2016, 121,540 Underwriters’ Unit Purchase Options were exercised for cash in the amount of $1,335,950. Pursuant to the exercise of these options, 121,540 shares of Series E Convertible Preferred Stock were issued and immediately converted into 232 shares of common stock and 972,320 Series C Warrants were issued and immediately exercised pursuant to the cashless exercise provision of the Series C Warrants into 354,667 shares of common stock. There are no outstanding Underwriters’ Unit Purchase Options as of June 30, 2016.

NOTE 11 DERIVATIVE LIABILITIES

The derivative liability for our instruments classified as derivative liabilities are recorded at fair value at inception and subsequently re-measured to fair value at each reporting date as long as such instruments are classified as derivative liabilities. Changes in the fair value of the derivative liability was included as a component of Other income (expense) and has no effect on the Company’s cash flows. The valuation methodologies used vary by instrument and include a Black-Scholes option valuation model utilizing the fair value of the underlying common stock and a binomial model with Monte Carlo simulation. The Company has determined the fair value measurements to be a level 3 measurement (see NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).

Class A Warrants, Class B Warrants, Series B Warrants and Certain Common Warrants

The Class A Warrants, Class B Warrants and certain common warrants, have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the current exercise price of the respective warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. The Series B Warrants have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the then current market price, the exercise price shall be adjusted to a price based on a formula defined in the warrants agreement. Such exercise price adjustments prohibit the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, these warrants are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered for our Class A Warrants, Class B Warrants, Series B Warrants and certain common warrants and the exercise price per share was adjusted accordingly.

The fair value of these warrants was calculated using a Black-Scholes option valuation model utilizing the fair value of underlying common stock. Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. Due to the significant variance between the fair market value of the stock and the exercise price, the Black-Scholes option-pricing model resulted in a fair value that approaches the current market value of the stock. As such, the fair value of the Class A, Class B, Series B and certain other common warrants was estimated to be $1.75, $1.75, $1.38 and $1.76 per share, respectively. The Company determined the aggregate fair value of these warrants at June 30, 2016 was $3,190.

Series C Warrants and Unit Purchase Option

Our Series C Warrants contained a cashless exercise provision using a predetermined Black Scholes Value. Such provision, if exercised by the holder, would require the Company to settle these warrants, at its option, either by cash payment or the granting of a variable number of common shares. This provision results in the potential for the Company to either have to net cash settle the warrant or potentially issue an indeterminate number of common shares which prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants and the unit purchase option are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. During the six months ended June 30, 2016 all of the remaining Series C Warrants and unit purchase options were exercised.

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

The Company determined the fair value of the conversion feature to be $20,602,408 at June 30, 2016 using a modified binomial model to reflect different scenarios where reset may be triggered using the following assumptions:

Trading price of common stock on measurement date	$1.77
Conversion price (1)	$1.40
Risk free interest rate (2)	0.41%
Conversion notes lives in years	0.83
Expected volatility (3)	228.1%
Expected dividend yield (4)	-

(1)	The conversion price of the convertible notes was calculated based on the formula in the Notes agreement as of the respective measurement date

(2)	The risk-free interest rate was determined by management using the average of the 6 month and 1-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

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

The Company determined the fair value of the Series D Warrants and Subordination Warrants to be $37,968,054 at June 30, 2016 using a binomial model with a Monte Carlo simulation to reflect different scenarios where reset may be triggered and to project the range of the additional shares to be issued on December 31, 2016 using the following assumptions:

Trading price of common stock on measurement date	$1.77
Exercise price (1)	$0.56
Risk free interest rate (2)	1.01%
Warrant lives in years	5.00
Expected volatility (3)	228.3%
Expected dividend yield (4)	-

(1)	The exercise price of the Series D and Subordination Warrants was calculated based on the terms in the warrant agreement.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

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

On April 7, 2016, the Company entered into certain warrant exchange agreements (the “Exchange Agreements”), each by and between the Company and a holder of its outstanding Series E Warrants, pursuant to which the Company and each such holder agreed to exchange outstanding Series E Warrants for shares of common stock of the Company. Pursuant to the Exchange Agreements, the Company issued 650,160 shares of common stock of the Company in exchange for the surrender by the holders to the Company of 58,800,000 Series E Warrants exercisable to acquire approximately 1,680,000 shares of common stock of the Company (representing an exchange ratio of one share of common stock for each 2.584 shares of common stock underlying the surrendered Series E Warrants). The surrendered Series E Warrants were immediately cancelled by the Company and there are not any Series E Warrants issued and outstanding (see NOTE 9 COMMON STOCK).

The Company determined the fair value of the Series E Warrants to be $6,800,927 at April 7, 2016 using a binomial model with a Monte Carlo simulation model using the following assumptions:

April 7, 2016
Trading price of common stock on measurement date	$4.09
Exercise price (1)	$4.01
Risk free interest rate (2)	1.30%
Warrant lives in years	5.89
Expected volatility (3)	228.1%
Expected dividend yield (4)	-

(1)	The exercise price of the Series E Warrants was calculated based on the terms in the warrant agreement.

(2)	The risk-free interest rate was determined by management using an average of the 5-year and 7-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Since the Series E Warrants were derivative liabilities at the time of the transaction, the Company has accounted for the exchange as an extinguishment of a liability. Accordingly, all consideration issued to extinguish the liability was recorded at fair value on the date of the extinguishment and the liability extinguished was removed at its carrying value. Since the liabilities extinguished were derivative liabilities, their carrying value is continuously adjusted to equal their fair value. The difference between the fair value of the liability extinguished and the fair value of the consideration provided on April 7, 2016 was recorded as a gain in the statement of operations as follows:

Fair value of Series E Warrants exchanged	$ 6,800,927
Fair value of common stock issued	2,659,154
Gain on exchange of warrants	$ 4,141,773

Series G Warrants

In connection with the June 2016 Unit Offering, the Company issued Series G Warrants to purchase 3,160,000 shares of common stock as part of the units sold in the offering (see NOTE 9 COMMON STOCK). The Series G Warrants contain a provision that the exercise price per share will adjust if the Company has certain equity issuances for consideration per share that is less than the current exercise price of the Series G Warrants. The Company has determined that the provisions contained in the Series G Warrants could result in modification of the exercise price resulting in a variable number of additional common shares that could be issued. This prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at issuance and again at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair value of the Series G Warrants to be $6,034,734 at issuance on June 1, 2016 and $5,538,370 at June 30, 2016 using a Black Scholes valuation model using the following assumptions:

	June 1, 2016	June 30, 2016
Trading price of common stock on measurement date	$1.93	$1.77
Exercise price (1)	$1.90	$1.34
Risk free interest rate (2)	1.39%	1.01%
Warrant lives in years	5.00	4.93
Expected volatility (3)	227.5%	227.5%
Expected dividend yield (4)	-	-

(1)	The exercise price of the Series G Warrants as defined in the warrant agreement at June 1, 2016. The reset provision at July 1, 2016 that was known at June 30, 2016.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Since the fair value of the Series G Warrants at issuance on June 1, 2016 is in excess of the net proceeds received, the derivative liability is required to be recorded at fair value with the excess of the fair value over the net proceeds received recognized as a loss in earnings. The gross proceeds from the June 2016 Unit Offering of 3,160,000 units at $1.90 was $6,004,000.  After deducting offering costs of $735,970 the net proceeds to the Company was $5,268,030.  The fair value of the Series G Warrants at issuance was $6,034,734. The amount to be recognized as a loss in earnings is calculated as follows:

Net proceeds from June 2016 Unit Offering	$5,268,030
Par value of common stock issued	(316)
Fair value of Series G Warrants	(6,034,734)
Loss on issuance of warrants	$(767,020)

The following summarizes the total change in the value of the derivative liabilities during the six months ended June 30, 2016:

As of June 30, 2016:
Balance at January 1, 2016	$43,181,472
Issuance of warrants and option	11,126,411
Exercise of warrants	(19,185,779)
Change in fair value of warrant and option liability	28,839,314
Balance at June 30, 2016	$63,961,418

NOTE 12 EMPLOYEE STOCK OPTIONS

The Company has three stock based employee compensation plans pursuant to which stock option grants have been made. Under the Great Basin Scientific, Inc. 2014 Omnibus Plan, the 2014 Stock Option Plan and the 2006 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 763,034 employee stock options exercisable into 404 shares of common stock outstanding as of June 30, 2016. All options vest in installments over a three to four year period and expire ten years from the date of grant.

Any future employee stock option grants will be made pursuant to the 2014 Omnibus Plan.  As of June 30, 2016, employee stock options exercisable into 111 shares of common stock have been granted pursuant to the 2014 Omnibus Plan and options exercisable into 14,175 shares of common stock remain available for issuance under that plan.

The following table summarizes the Company’s total option activity for the six months ended June 30, 2016:

			Total	Aggregate	Weighted
		Weighted	Shares of	Exercise	Average
		Average	Common	Price	Remaining
		Option	Stock	for One	Contractual
		Exercise	Underlying	Common	Term in
	Options	Price	the Option	Share	Years
As of June 30, 2016:
Options outstanding as of January 1, 2016	792,534	$2.84	420	$5,964.00	8.0
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	(29,500)	$2.52	(16)	$5,292.00	—
Options outstanding as of June 30, 2016	763,034	$2.85	404	$5,985.00	7.5

Outstanding and exercisable stock options as of June 30, 2016 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
	Options	Life	Exercise	Options	Exercise
	Outstanding	(Years)	Price	Exercisable	Price
June 30, 2016	763,034	7.5	$2.85	413,165	$3.03

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $37,045 in equity-based compensation expenses during the six months ended June 30, 2016.  There was $334,817 of total unrecognized compensation cost with a remaining vesting period of 2.21 years and $0 in intrinsic value of outstanding and vested stock options as of June 30, 2016.

NOTE 13 LEGAL PROCEEDINGS

On April 5, 2016 and May 31, 2016, Great Basin Scientific, Inc., received notices from the Utah Labor Commission, Occupational Safety and Health Division (ULC) and/or the Occupational Safety and Health Administration (OSHA) that former employee Christina Steele filed a claim alleging retaliation in violation of the Utah Occupational Safety and Health Act as well as the Corporate and Criminal Fraud Accountability Act of 2002, the Sarbanes-Oxley Act and the Occupational Safety and Health Act, among other claims relating to her employment.  Ms. Steele alleges that Great Basin retaliated against her by terminating her employment after she allegedly acted as a whistleblower by allegedly raising concerns with management.  Ms. Steele seeks lost wages, future wages, consequential losses, emotional distress damages, interest, fees and costs.

On June 15, 2016, Ms. Steele also filed a complaint against Great Basin Scientific, Inc. in the United States District Court for the District of Utah alleging retaliation in violation of the False Claims Act based on similar alleged facts. Ms. Steele seeks back pay, special damages, consequential damages, compensatory damages, interest, fees and costs.

The Company asserts that the claims are without merit and that the employee resigned and was not terminated.

We are not currently a party to any other material pending legal proceeding or regulatory or government investigations. We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of the investigation by the ULC or OSHA, the claim filed in the United States District Court or other claims in the ordinary course of business would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

NOTE 14 SUBSEQUENT EVENTS

On July 1, 2016, the Company closed on the Securities Purchase Agreement dated June 29, 2016 (the “SPA”) with certain investors (Buyers”) pursuant to which the Company issued $75 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series H common stock purchase warrants (the “Warrants”). The Buyers purchased Notes and related Series H Warrants through payment of cash at a discount for the Notes and related Warrants. The Notes will not bear any ordinary interest. The Company received total gross proceeds of $68 million.

The Notes provide that the Company will repay the principal amount of Notes in 15 equal installments (each an “Installment Date”) beginning on the First Amortization Date, and thereafter the last business day of each calendar month through to the maturity date. The price at which the Company will convert the installment amounts is equal to the lowest of (i) the then prevailing conversion price, (ii) 80% of the arithmetic average of the lower of (i) the three lowest daily weighted average prices of the common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the Installment Date and (iii) the weighted average price of the common stock on the trading day immediately preceding the Installment Date, subject in all cases to a floor price of $1.00. Any holder of a Note may by notice to the Company accelerate up to four future installment payments to any applicable Installment Date, in which case the Company will deliver shares of Common Stock for the conversion of such accelerated payments. The holder of a Note may also by notice to the Company defer any installment payment to a later Installment Date. At any time after issuance the Notes will be convertible at the election of the holder into shares of common stock of the Company at an initial conversion price equal to $2.00.

At closing approximately $6 million of its applicable aggregate cash purchase price was be immediately available to Company and approximately $62 million of its applicable aggregate cash purchase price was transferred to an account of the Company established for each Buyer to be held and in accordance with and pursuant to the terms and conditions of an account control agreement between the Buyer and the bank (the “Restricted Cash”). $1.5 million was pre-funded by one Buyer on June 30, 2016. Subject to obtaining the Stockholder Approval and certain other equity conditions, the Restricted Cash will become unrestricted and released to the Company as follows: (i) $6 million on the fifth trading day after January 30, 2017 (such date, the “First Amortization Date”)), (ii) $8 million after the fifth trading day after the last business day of the calendar month following the First Amortization Date and (iii) $3,692,308 on the 75th trading day after the initial date the shares of common stock underlying the Notes are eligible to be resold pursuant to Rule 144 of the Securities Act of 1933, as amended (the “144 Date”) and each 30th calendar day thereafter until all Restricted Cash has become unrestricted and released.

Under the SPA, the Company has agreed to call a meeting of its stockholders within 65 days of closing, solicit proxies at such meeting and use its reasonable best efforts to obtain the approval of its stockholders for purposes of complying with NASDAQ Listing Rule 5635(d) for the issuance of shares of common stock underlying the Notes without giving effect to the exchange cap in the Notes in an amount that may be equal to or exceed 20% of our common stock outstanding before the issuance of the Notes and the issuance of shares of common stock under the Warrants without giving effect to the exercise floor price set forth in the Warrants (the “Stockholder Approval”). On August 10, 2016, the Company filed a preliminary proxy statement to obtain the approval of the stockholders.

In connection with the issuance of the Notes under the SPA, the Company also issued 56,250,000 Series H Warrants exercisable for shares of common stock. Each Series H Warrant will be exercisable by the holder beginning six months after the date of issuance and continuing for a period five years thereafter. Each Series H Warrant will be exercisable initially at a price equal to $2.08, subject to adjustments for certain dilutive events and subject to an exercise price floor equal to $1.70. The Series H Warrants are exercisable on a cashless basis in the event that there is no effective registration statement under the Securities Act covering the resale of the shares of Common Stock issuable upon exercise of the Series H Warrants.  In consideration of the Utah Autism Foundation and Spring Forth Investments LLC entering into subordination agreements with the Collateral Agent, the Company has agreed to issue to the entities warrants exercisable for 1,687,500 shares of common stock (the “Subordination Warrants”).  The Subordination Warrants have the same material terms and conditions as the Series H Warrants.

In July 2016, certain holders of the Company’s senior secured convertible notes issued on December 30, 2015 (the “2015 Notes”) submitted notices to accelerate previously deferred amortization payments under the 2015 Notes and convert the accelerated payments on the 2015 Notes into shares of the Company’s common stock pursuant to Section 3(a)(9) of the United States Securities Act of 1933, as amended (the “Conversions”).  In connection with the Conversions, the Company issued 7,937,302 shares of common stock upon the conversion of $3,694,814 principal amount of 2015 Notes at a conversion price of $0.47 per share.

In connection with the 2016 Convertible Note Offering on July 1, 2016, the exercise prices or conversion prices of certain of our issued and outstanding securities were automatically adjusted to take into account the Offering and the Conversions.  The exercise prices or conversion prices of the following securities were adjusted as follows:  The Class A and Class B Warrant exercise prices were adjusted from $1.90 per share of common stock to $1.34 per share of common stock. The Series B Warrants exercise price was adjusted from $16,718.72 per share of common stock to $4,069.98 per share of common stock. Certain common stock warrant exercise prices were adjusted from $1.90 per share of common stock to $1.34 per share of common stock. The Series D Warrants and Subordination Warrants exercise price was adjusted from $1.90 per share of common stock to $1.58 per share of common stock. The Series G Warrants exercise price was adjusted from $1.90 per share of common stock to $1.34 per share of common stock.  In addition, the consummation of the Offering is an issuance that triggers an adjustment to the conversion price of the 2015 Notes applicable to optional conversions by the holders of the Notes (conversion pursuant to amortization payments under the Notes are not adjusted pursuant to subsequent equity offerings as they are based on a discount to current market prices for the common stock).  Therefore, the conversion price of the Notes was adjusted from $1.90 per share of common to $1.58 per share of common stock.

In July 2016, 85,000 shares of common stock were issued pursuant to the exercise of 85,000 Series G Warrants for cash in the amount of $113,900 or $1.34 per share.

In July 2016, the Company entered into an Amendment to the Spring Forth Promissory Note with Spring Forth Investments, LLC (“Spring Forth”) to extend the maturity date of a $500,000 promissory note issued by the Company to Spring Forth in connection with a loan provided by Spring Forth to the Company.  The effective date of the Amendment is July 18, 2016 and extends the maturity date one year to July 18, 2017.

In August 2016, certain holders of the Company’s senior secured convertible notes issued on December 30, 2015 (the “2015 Notes”) submitted notices to accelerate previously deferred amortization payments under the 2015 Notes and convert the accelerated payments on the 2015 Notes into shares of the Company’s common stock pursuant to Section 3(a)(9) of the United States Securities Act of 1933, as amended (the “Conversions”).  In connection with the Conversions, the Company issued 25,999,156 shares of common stock upon the conversion of $10,150,070 principal amount of 2015 Notes at a conversion price of $0.39 per share.  In addition, $3.7 million was released from the restricted cash accounts for use by the Company.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our annual report on Form 10-K, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all of our revenue will be derived from sales of our C. diff and Group B Strep diagnostic tests;
•	our ability to expand our sales and marketing capabilities to increase demand for C. diff, Group B Strep and any other diagnostic tests we may develop and gain approval for;
•	our ability to develop additional revenue opportunities, including new diagnostic tests;
•	the timing of regulatory submissions;
•	our ability to maintain regulatory approval of our current diagnostic test and to obtain and maintain regulatory approval for any other diagnostic test we may develop;
•	approvals for clinical trials may be delayed or withheld by regulatory agencies;
•	pre-clinical and clinical studies may not be successful or confirm earlier results or may not meet expectations, regulatory requirements or performance thresholds for commercial success;
•	risks relating to the timing and costs of clinical trials and other expenses;
•	management and employee operations and execution risks;
•	loss of key personnel;
•	competition in the markets we serve;
•	our ability to manufacture our C. diff, Group B Strep and other diagnostic tests at sufficient volumes to meet customer needs;
•	our ability to reduce the cost to manufacture our C. diff, Group B Strep and other diagnostic tests;
•	risks related to market acceptance of diagnostic tests;
•	intellectual property risks;
•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing and timing of product launches;
•	our ability to fund our working capital requirements;
•	risks associated with the uncertainty of future financial results;

•	risks associated with raising additional capital when needed and at reasonable terms:
•	risks related to the Company’s outstanding convertible notes issued in December of 2015 (the “2015 Notes”) and in July of 2016 (the “2016 Notes”);
•	risks associated with our potential delisting from the NASDAQ Capital Market; and
•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

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

In addition to our C. diff assay, we have developed two additional tests, Group B Strep assay for which we received FDA clearance in April 2015 and launched commercially in June 2015 and Shiga toxin producing E. coli, or STEC, for which we received FDA clearance in March 2016 and launched commercially in August 2016.  We also received FDA clearance in March of 2016 for Staph ID/R. Additionally, we have five other assays in various stages of product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, (iii) a panel for candida blood infections (iv) a test for pertussis and, (v) a test for CT/NG.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2015 and the six months ended June 30, 2016 were approximately $57.9 million and $53.9 million, respectively. As of June 30, 2016, we had an accumulated deficit of $175.8 million.

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

Results of Operations

The following presents an overview of our results of operations for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenue

Revenue increased by $203,451, or 38.7% to $728,957 for the three months ended June 30, 2016 as compared to $525,506 for the three months ended June 30, 2015.  This increase was attributable to the number of customers in the U.S. increasing to 260 for the three months ended June 30, 2016 from 115 for the three months ended June 30, 2015.

Cost of Sales

Cost of sales increased $588,423, or 45.3%, in the three months ended June 30, 2016 to $1,888,371 as compared to $1,299,948 for the three months ended June 30, 2015. The increase is due mainly to a $256,724 increase in costs associated with manufacturing additional C. diff and Group B Strep assays to meet the increased demand for our product, $119,573 increase in depreciation on additional analyzers needed to support the increase in customers and an increase of $212,126 in all other overhead costs. The negative gross margin increased to 159.15% in the three months ended June 30, 2016 from 147.4% in the three months ended June 30, 2015 primarily due to the underutilization of capacity in our analyzer manufacturing group.

Research and Development

Research and development expenses increased by $1,555,193, or 81.8%, in the three months ended June 30, 2016 to $3,457,489 as compared to $1,902,296 for the three months ended June 30, 2015.  This increase was due to an increase of $813,337 for the supply of internal assays and research and development materials associated with the development of our new products, an increase in salaries and recruiting costs of $400,043 as the result of hiring new developers and scientists, an increase of $231,666 in outside development consultants and a $110,147 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $850,351 or 92.5%, in the three months ended June 30, 2016 to $1,770,050 as compared to $919,699 for the three months ended June 30, 2015. The increase was due to an increase of $630,347 in salaries and travel costs from an increase in sales and marketing personnel as well as increased commissions from the increase in new customers, an increase of $156,950 in marketing and promotional expenses and a $63,054 net increase in all other selling and marketing expenses.

General and Administrative

General and administrative expenses increased $1,213,843, or 95.1%, for the three months ended June 30, 2016 to $2,490,398 as compared to $1,276,555 for the three months ended June 30, 2015.  This increase was due to an increase in legal, accounting and consulting fees in the amount of $507,040, an increase in salaries in the amount of $355,992 due to increased accounting and human resource personnel, an increase in rents in the amount of $96,839, and a $253,972 net increase in all other general and administrative expenses.

Interest Expense

Interest expense increased $5,845,303, or 1,886.9% for the three months ended June 30, 2016 to $6,155,088 as compared to $309,785 for the three months ended June 30, 2015. The increase is due mainly to the convertible note discount amortization in the amount of $5,781,069 and an increase in all other interest expenses in the amount of $64,234 during 2016 as compared to 2015.

Net Gain on Exchange and Issuance of Warrants

The exchange and issuance of warrants during the three months ended June 30, 2016 resulted in a net gain of $3,374,752. During the three months ended June 30, 2016 we recognized a gain on the exchange of Series E Warrants in the amount of $4,141,773.  The gain was partially offset by a loss on the issuance of our Series G Warrants in the amount of $767,020.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability resulted in a loss in earnings for the three months ended June 30, 2016 of $8,620,051 as compared to a gain in earnings of $24,335,676 for the three months ended June 30, 2015.  This resulted in an increase in the loss recorded in earning by $32,955,727, or 135.4% for the three months ended June 30, 2016. During the three months ended June 30, 2016 we had an increase in the fair value of our Series D and Subordination Warrants in the amount of $28,798,172 which was partially offset by the reduction in the fair value of our embedded conversion feature on our convertible debt in the amount of $14,493,974, the reduction in the fair value of the Series E Warrants in the amount of $5,177,473 and other derivative securities in the amount of $506,676.

During the three months ended June 30, 2015 we had a decrease in the fair value of our Series C Warrants in the amount of $22,070,913 and a decrease in the fair value of all other derivative securities in the amount of $2,264,763.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenue

Revenue increased by $476,143, or 48.4% to $1,460,379 for the six months ended June 30, 2016 as compared to $984,236 for the six months ended June 30, 2015.  This increase was attributable to the number of customers in the U.S. increasing to 260 for the six months ended June 30, 2016 from 115 for the six months ended June 30, 2015.

Cost of Sales

Cost of sales increased $1,483,575, or 65.5%, in the six months ended June 30, 2016 to $3,750,116 as compared to $2,266,541 for the six months ended June 30, 2015. The increase is due mainly to a $470,607 increase in costs associated with manufacturing additional C. diff and Group B Strep assays to meet the increased demand for our product, $228,806 increase in depreciation on additional analyzers needed to support the increase in customers and a $784,162 increase in all other overhead costs. The negative gross margin increased to 156.8% in the six months ended June 30, 2016 from 130.3% in the six months ended June 30, 2015 primarily due to the underutilization of capacity in our analyzer manufacturing group.

Research and Development

Research and development expenses increased by $2,349,618, or 69.0%, in the six months ended June 30, 2016 to $5,755,472 as compared to $3,405,854 for the six months ended June 30, 2015. This increase was due to an increase of $1,057,284 for the supply of internal assays and research and development materials associated with the development of our new products, an increase in salaries and recruiting costs of $651,979 as the result of hiring new developers and scientists, an increase of $389,052 in outside development consultants and a $251,303 net increase in all other research and development expenses.

Selling and Marketing

Selling and marketing expenses increased $1,523,011 or 88.2%, in the six months ended June 30, 2016 to $3,248,828 as compared to $1,725,817 for the six months ended June 30, 2015. The increase was due to an increase of $1,148,774 in salaries and travel costs from an increase in sales and marketing personnel as well as increased commissions from the increase in new customers, an increase of $246,338 in marketing and promotional expenses and a $127,899 net increase in all other selling and marketing expenses.

General and Administrative

General and administrative expenses increased $2,361,848, or 101.1%, for the six months ended June 30, 2016 to $4,699,055 as compared to $2,337,207 for the six months ended June 30, 2015.  This increase was due to an increase in legal, accounting and consulting fees in the amount of $829,683, an increase in salaries in the amount of $632,869 due to increased accounting and human resource personnel, an increase in corporate registration and property tax payments in the amount of $182,800, and a $716,496 net increase in all other general and administrative expenses.

Interest Expense

Interest expense increased $11,856,051, or 1,926.7% for the six months ended June 30, 2016 to $12,471,418 as compared to $615,367 for the six months ended June 30, 2015. The increase is due mainly to the convertible note discount amortization in the amount of $11,888,536 partially offset by a decrease in all other interest expense in the amount of $32,485 during 2016 as compared to 2015.

Net Gain on Exchange and Issuance of Warrants

The exchange and issuance of warrants during the six months ended June 30, 2016 resulted in a net gain of $3,374,752. During the six months ended June 30, 2016 we recognized a gain on the exchange of Series E Warrants in the amount of $4,141,773.  The gain was partially offset by a loss on the issuance of our Series G Warrants in the amount of $767,020.

Change in Fair Value of Derivative Liability

The loss in earnings resulting from the change in fair value of the derivative liability decreased by $13,819,159, or 32.47% for the six months ended June 30, 2016 to $28,839,314 as compared to $42,658,473 for the six months ended June 30, 2015. During the six months ended June 30, 2016 we had an increase in the fair value of our Series D Warrants and embedded conversion feature on convertible notes in the amount of $27,702,660 and an increase in the fair value of all other derivative securities in the amount of $1,136,654.

During the six months ended June 30, 2015 we were required to record a charge in the amount of $55,599,889 to record the derivative liability on the issuance date of our Series C warrants offered as part of the follow-on offering. This charge was partially offset by an amount of $12,941,416 due to the decrease in the fair value of Series A, Series B, Series C, Class A, Class B and certain other common warrants as a result of the decrease in the value of our common stock during the period.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our IPO, our follow-on public offerings, cash exercises of warrants, sales of our preferred stock, convertible notes, and revenues from operations. As of December 31, 2015 and June 30, 2016, we had approximately $4.8 million and $1.2 million, respectively, in cash.  In addition, we have $13.2 million in restricted cash that will be released throughout 2016 and 2017 as certain equity conditions are met. The cash will be used to finance the continued growth in product sales, to invest in further product development and to meet ongoing corporate needs.

In February 2016, we completed a follow-on public offering, whereby 39,200,000 units were sold at a price of $0.16 per unit for net proceeds of $5.0 million after deducting underwriting commissions and offering costs.  Each 35 units consists of one share of our common stock and 52.5 Series E Warrants to purchase shares of common stock.

In June 2016, we completed another follow-on public offering, whereby 3,160,000 units were sold at a price of $1.90 per unit for net proceeds of $5.3 million after deducting underwriting commissions and offering costs.  Each unit consists of one share of our common stock and one Series G Warrant to purchase shares of common stock.

We have limited liquidity and have not yet established a stabilized source of revenue sufficient to cover operating costs, based on our current estimated burn rate.  Accordingly, as discussed herein, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets.

Summary Statement of Cash Flows for the Six Months ended June 30, 2016 and 2015

The following table summarizes our cash flows for the periods indicated:

	June 30,
	2016	2015
Cash used in operating activities	$(15,430,053)	$(8,883,990)
Cash used in investing activities	(1,608,527)	(2,445,883)
Cash provided by financing activities	13,413,267	24,586,585
Net increase (decrease) in cash	$(3,625,313)	$13,256,712

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 was $15,430,053. The net loss of $53,929,523 was offset by non-cash items of $11,888,536 for the convertible note debt discount amortization, $28,839,314 for the increase in the fair value of our derivative liability, $1,183,955 for the increase in depreciation and amortization and a $158,604 increase in all other non-cash items partially offset by a $3,374,752 non-cash net gain on the exchange and issuance of warrants. The change in operating assets and liabilities further used cash by another $196,187 due to a $999,374 increase in prepaid and other assets as we ordered material for our analyzer manufacturing, a $172,812 decrease in accounts payable, a $37,079 increase in accounts receivable partially offset by a $996,833 increase in accrued liabilities and a $13,245 decrease in inventory.

Cash used in operating activities for the six months ended June 30, 2015 was $8,883,990. The net loss of $52,012,941 was partially offset by non-cash items of $42,658,473 for the increase in the change in fair value of derivative liability, $704,604 for the increase in depreciation and amortization and a $87,440 net increase in all other non-cash items. The change in operating assets and liabilities offset the net loss by another $321,566 due to a $397,364 increase in inventory, a $172,762 decrease in accounts payable and a $76,544 increase in accounts receivable, partially offset by a $322,100 increase in accrued liabilities and $3,004 increase in prepaids and other assets.

Cash Flows from Investing Activities

Cash used in investing activities was $1,608,527 for the six months ended June 30, 2016 and was related to the costs associated with the construction of analyzers and other equipment in the amount of $992,641 and the acquisition of capital equipment in the amount of $615,886.

Cash used in investing activities was $2,445,883 for the six months ended June 30, 2015 and was related to the costs associated with the construction of analyzers and other equipment in the amount of $1,972,835 and the acquisition of capital equipment in the amount of $473,048.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 of $13,413,267 was primarily from the net proceeds in the amount of $11,009,728 from the sale of units in our follow-on offerings, the release of $2,000,000 in funds from our restricted cash accounts and $1,335,950 in proceeds from the exercise of underwriter purchase options.  These were partially offset by $314,879 for the cash settlement of the exercise of Series C Warrants and $617,532 in payments made on capital leases and notes payable.

Cash provided by financing activities for the six months ended June 30, 2015 of $24,586,585 was from the proceeds in the amount of $21,872,793 from the sale of units in our follow-on offering in March 2015, $3,142,964 in proceeds from the exercise of warrants and proceeds of $250,000 from related party notes payable, partially offset by $429,172 in payments made on capital leases and notes payable and $250,000 in payments on related party notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have a cash balance of $1.2 million as of June 30, 2016, and we have incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about our ability to continue as a going concern.  We sustained a net loss for the six months ended June 30, 2016 of $53.9 million and a net loss for the year ended December 31, 2015 of $57.9 million. We have an accumulated deficit of $175.8 million as of June 30, 2016. During the six months ended June 30, 2016, cash used for operations was $15.4 million. Whether and when we can attain profitability and positive cash flows from operations is uncertain.

We intend to continue to develop our products and expand our customer base, but we do not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, we have obtained and intend to continue to obtain financing in order to fund our working capital and development needs. In February 2016 we obtained financing by completing a follow-on offering for net proceeds of $5.0 million. In May 2016, $2.0 million was released for use from our restricted cash account.  In June 2016 we obtained additional financing by completing another follow-on offering for net proceeds of $5.3 million. However, in order to continue operations, we will need to obtain additional financing and the release of funds currently restricted under our convertible notes. The funds currently restricted under our 2015 Notes will allow us to continue operations through November 2016, assuming release upon satisfaction or waiver of the necessary equity conditions under the 2015 Notes. We anticipate that we will require additional financing in the fall of 2016 to bridge the gap between the funds released under the 2015 Notes until the funds to be released from restricted cash accounts under the terms of the 2016 Notes.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generated from the sale of assays to end users in the United States and to a network of distributors outside the United States. These accounts receivable are recorded at the invoiced amount, net of allowances for doubtful amounts. We routinely review outstanding accounts receivable balances for estimated uncollectible accounts and establish or adjust the allowances for doubtful accounts receivable using the specific identification method and record a reserve for amounts not expected to be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. We do not have customer acceptance provisions, but we provide our customers a limited right of return for defective assays.

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

Our long-lived assets include our analyzers used by hospitals in the United States to run the assays they buy from us. There are no contractual terms with respect to the usage of our analyzers by our customers. Hospitals are under no contractual commitment to use our analyzers. We maintain ownership of these analyzers and, when requested, we can remove the analyzers from the customer’s site. We do not currently charge for the use of our analyzers and there are no minimum purchase commitments of our assays. As our analyzer is used numerous times over several years, often by many different customers, analyzers are capitalized as property and equipment once they have been placed in service. Once placed in service, analyzers are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. The estimated useful life of our analyzers is determined based on a variety of factors including in reference to associated product life cycles, and average 5 years. As analyzers are integral to the performance of our diagnostic tests, depreciation of analyzers is recognized as a cost of sales.

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally. For the six months ended June 30, 2016 there were no analyzers sold to international distributors.

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

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosures required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Internal Control Over Financial Reporting

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2016, the CEO and CFO concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of June 30, 2016.

Material Weakness

As stated in our Form 10-K for the year ended December 31, 2015, we identified material weaknesses in our system of internal control over financial reporting relating to processes and controls over properly identifying and accounting for transactions of a complex or non-routine nature. Management also identified certain design deficiencies relating to segregation of duties, review and approval, and verification procedures, primarily resulting from the limited number of our accounting staff available to perform such procedures. Additionally, management identified certain design deficiencies to access over information systems.

We continue to take steps to remediate the underlying causes of the material weaknesses. As of June 30, 2016, we are in process of implementing and improving our controls and processes. We are in the process of hiring additional accounting and IT personnel to help improve our segregation of duties. In January 2016, we engaged a third-party consultant to assist us in making further improvements to our existing internal controls over financial reporting and we are in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We also continue to engage third-party consultants to provide support and to assist us with our evaluation of complex technical accounting matters. We believe these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 5, 2016 and May 31, 2016, Great Basin Scientific, Inc., received notices from the Utah Labor Commission, Occupational Safety and Health Division (ULC) and/or the Occupational Safety and Health Administration (OSHA) that former employee Christina Steele filed a claim alleging retaliation in violation of the Utah Occupational Safety and Health Act as well as the Corporate and Criminal Fraud Accountability Act of 2002, the Sarbanes-Oxley Act and the Occupational Safety and Health Act, among other claims relating to her employment.  Ms. Steele alleges that Great Basin retaliated against her by terminating her employment after she allegedly acted as a whistleblower by allegedly raising concerns with management.  Ms. Steele seeks lost wages, future wages, consequential losses, emotional distress damages, interest, fees and costs.

On June 15, 2016, Ms. Steele also filed a complaint against Great Basin Scientific, Inc. in the United States District Court for the District of Utah alleging retaliation in violation of the False Claims Act based on similar alleged facts. Ms. Steele seeks back pay, special damages, consequential damages, compensatory damages, interest, fees and costs.

The Company asserts that the claims are without merit and that the employee resigned and was not terminated.

We are not currently a party to any other material pending legal proceeding or regulatory or government investigations. We may become involved in litigation from time to time relating to claims arising in the ordinary course of our business. We do not believe that the ultimate resolution of the investigation by the ULC or OSHA, the claim filed in the United States District Court or other claims in the ordinary course of business would have a material effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our business, results of operations, financial condition and cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have not been any material changes to our risk factors as set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Commission on March 1, 2016.

We have received a delisting notice from The NASDAQ Stock Market. Our common stock may be involuntarily delisted from trading on The NASDAQ Capital Market if we do not meet The NASDAQ Listing Qualifications Panel’s requirements for continued listing. A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may also materially and adversely impact our credit terms with our vendors.

The quantitative listing standards of The NASDAQ Stock Market, or NASDAQ, require, among other things, that listed companies maintain a minimum value of listed securities of $35 million. We failed to satisfy this threshold for 30 consecutive trading days and on October 14, 2015, we received a letter from NASDAQ indicating our deficiencies which we failed to rectify during our initial grace period of 180 calendar days (April 11, 2016).

On April 13, 2016, we received a staff determination letter from the NASDAQ Stock Market indicating that we had not regained compliance with NASDAQ listing requirements regarding having a minimum value of listed securities of $35 million by April 11, 2016 and that our shares of common stock were subject to delisting unless we requested a hearing with the NASDAQ Listing Qualifications Panel. On April 20, 2016, we requested a hearing with the NASDAQ Listing Qualifications Panel.  On June 23, 2016, the NASDAQ Listing Qualifications Panel issued a determination granting our request for the continued listing of our common stock on The NASDAQ Capital Market. . The Company's continued listing on NASDAQ is subject to, among other things, the Company evidencing compliance with its plan to meet the minimum $35 million market value of listed securities requirement by October 10, 2016. In order to satisfy the market value of listed securities requirement, the Company must evidence a market capitalization of at least $35 million for a minimum of 10 consecutive business days on or before October 10, 2016.

A delisting of our common stock is likely to reduce the liquidity of our common stock and may inhibit or preclude our ability to raise additional financing and may make it difficult for our stockholders to sell any securities if they desire or need to sell them.

As part of the convertible note financing for the 2015 Notes and 2016 Notes, we are required to repay the principal on the convertible notes in installments in cash or shares of common stock and we are required to issue shares upon the exercise of the Series D warrants and Series H warrants. The issuance of shares of our common stock pursuant to the 2015 Notes and related Series D warrants and 2016 Notes and related Series H warrants will result in significant dilution to our stockholders.

Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to the 2015 Notes and related Series D warrants and 2016 Notes and related Series H warrants. Under the 2015 Notes and related Series D warrants and 2016 Notes and related Series H warrants, we are required to have reserved or have designated for future issuance a number of shares of common stock necessary to effect the conversion of such convertible notes and the exercise of the Series D warrants and Series H warrants, subject to potential future anti-dilution adjustments. Currently, that reservation amount is 189,000,000 shares of common stock.

The price at which the Company will convert the 2015 Notes installment amounts into common stock is equal to the lowest of (i) the then prevailing conversion price, (ii) initially 80% of the arithmetic average and (ii) after nine months from closing, 85% of the arithmetic average, in each case of the lower of (i) the three lowest daily weighted average prices of the common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the installment date and (iii) the weighted average price of the common stock on the trading day immediately preceding the installment date, subject in all cases to a floor price of $0.20.

The price at which the Company will convert the 2016 Notes installment amounts is equal to the lowest of (i) the then prevailing conversion price, (ii) 80% of the arithmetic average of the lower of (i) the three lowest daily weighted average prices of the common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the installment date and (iii) the weighted average price of the common stock on the trading day immediately preceding the installment date, subject in all cases to a floor price of $1.00

In relation to the 2015 Notes, through August 2, 2016, we have issued 15,222,187 shares of common stock upon conversion of $6,538,833 in principal amount of 2015 Notes. For conversions at the election of the holder that are not subject to a floor price, and at the current conversion rate of $1.58 for such conversions, the remaining approximately $15.56 million in principal amount of 2015 Notes would be convertible into 9,848,101 shares of our common stock. For conversions in relation to the 2015 Notes amortization payments on the convertible notes, if all amortization payments are made at the conversion floor price of $0.20 per share, then we could potentially issue up to a maximum of approximately 77,800,000 shares of our common stock for the remaining balance of approximately $15.56 million in principal amount of 2015 Notes.

For conversions at the election of the holder that are not subject to a floor price, and at the current conversion rate of $2.00 for such conversions, the $75 million in principal amount of 2016 Notes would be convertible into 37,500,000 shares of our common stock. For conversions in relation to the 2016 Notes amortization payments on the convertible notes, if all amortization payments are made at the conversion floor price of $1.00 per share, then we could potentially issue up to a maximum of approximately 75,000,000 shares of our common stock.

Further, we issued Series D warrants issuable to acquire 16.6% of our issued and outstanding shares of common stock on a fully-diluted basis, which are subject to a one time reset on December 31, 2016 to 16.6% of our fully diluted shares of common stock on that date. As of August 2, 2016, the Series D warrants were exercisable to acquire 100,090 shares of common stock at an exercise price of $1.58, subject to adjustment for subsequent issuances.

Further, we issued Series H warrants issuable to acquire 56,250,000 shares of common stock at an initial exercise price of $2.08, subject to adjustment for certain subsequent issuances.

Although we have the option to settle the principal payments on the convertible notes in cash and certain conversion and exercise restrictions are placed upon the holders of the convertible notes and Series D warrants and Series H Warrants, the issuance of material amounts of common stock by us would cause our stockholders to experience significant dilution in their investment in our Company.

The convertible notes have anti-dilution provisions triggered by the issuance of shares of common stock and securities exercisable for shares of our common stock at prices below the then current conversion price for the convertible notes, pursuant to which the conversion price of the convertible notes will be adjusted downward and could make it more likely that such convertible notes are converted by the holders diluting our current stockholders and requiring that we reserve more shares for issuance under the convertible notes, which could create an authorized share failure under the terms of the convertible notes.

The conversion price of the 2015 Notes, currently $1.58, and the conversion price of our 2016 Notes, currently $2.00, is subject to reduction upon us issuing shares of our common stock or securities exercisable or convertible for shares of our common stock at a per share price below the then current conversion price. In such case, the conversion price is reduced to be equal to the lowest per share price in the triggering issuance.

Further, we are required pursuant to the terms of the securities purchase agreement pursuant to which we issued the convertible notes and under the terms of the convertible notes to maintain shares of common stock as an initial reserve amount for issuance of shares upon conversion of the convertible notes and exercise of the related Series D warrants and Series H warrants.

Our obligations to the holders of our 2015 Notes and 2016 Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the convertible note holders could foreclose on our assets.

Our obligations under the 2015 Notes and 2016 Notes and the transaction documents relating to those convertible notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the convertible notes or the transaction documents, the holders of the convertible notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

The holders of the 2015 Notes and 2016 Notes have certain additional rights upon an event of default under such convertible notes which could harm our business, financial condition and results of operations and could require us to reduce or cease or operations.

Under the 2015 Notes and 2016 Notes, the holders have certain rights upon an event of default. Such rights include (i) the remaining principal amount of the convertible notes bearing interest at a rate of 10% per annum, (ii) during the event of default the conversion price being adjusted to the lowest of (a) the conversion price then in effect, (b) 75% of the lowest weighted average price of the common stock during the 30 consecutive trading day period ending on the trading day immediately preceding the date of the event of default conversion and (c) 75% of the weighted average price of the common stock on the date of the applicable event of default conversion, and (iii) the holder having the right to demand redemption of all or a portion of the convertible notes, as described below. At any time after certain notice requirements for an event of default are triggered, a holder of convertible notes may require us to redeem all or any portion of the convertible note by delivering written notice. Each portion of the convertible note subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (x) 125% of the conversion amount being redeemed and (y) the product of (A) the conversion amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing price of the shares of common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the redemption notice, by (II) the lowest conversion price in effect during such period. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to reduce or cease operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the three months ended June 30, 2016 were previously reported on a Current Report on Form 8-K.

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

As of June 30, 2016, all of the $8.8 million of total net proceeds from our IPO has been used. We had broad discretion in the use of the net proceeds from our IPO. The table below shows a comparison of the use of proceeds as disclosed in our IPO Prospectus with the actual usage of these net proceeds (in millions):

	Disclosed
	use of
	proceeds	Actual	Difference
	in our IPO	use of	over
	prospectus	proceeds	(under)
Research and development expenses	$1.4	$1.2	$(0.2)
Sales and marketing expenses	1.4	0.9	(0.5)
Manufacture analyzers for customers	1.1	1.2	0.1
Automate manufacturing facility and increase capacity	0.2	0.5	0.3
General corporate purposes	4.7	5.0	0.3

Total net proceeds	$8.8	$8.8	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. as amended through March 30, 2016 (10)

3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)

3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)

3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (6)

4.1	Specimen certificate evidencing shares of common stock. (2)

4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)

4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)

4.4	Form of Second Amended and Restated Series C Warrant. (7)

4.5	Form of Warrant to Purchase common stock. (4)

4.6	Form of Warrant to Purchase common stock or Preferred Stock. (4)

4.7	Form of Warrant to Purchase common stock. (4)

4.8	Form of Series A Warrant. (3)

4.9	Form of Series B Warrant. (3)

4.10	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (6)

4.11	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)

4.12	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)

4.13	Form of Senior Secured Convertible Note, filed as Exhibit A to the 2015 Securities Purchase Agreement (8)

4.14	Form of Series D Warrant, filed as Exhibit B to the 2015 Securities Purchase Agreement (8)

4.15	Form of Series E Warrant (11)

4.16	Form of Subscription Agreement February 2016 (11)

4.17	Form of Series G Warrant (12)

4.18	Form of Subscription Agreement June 2016 (12)

4.19	Form of Senior Secured Convertible Note, filed as Exhibit A to the 2016 Securities Purchase Agreement (13)

4.20	Form of Series H Warrant, filed as Exhibit B to the 2016 Securities Purchase Agreement (13)

10.1	Form of Warrant Exchange Agreement (14)

10.2	Form of Third Amendment to the Registration Rights Agreement (15)

10.3	Form of Waiver Agreement with 2015 Noteholders (16)

10.4	Securities Purchase Agreement dated June 29, 2016 (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	BRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 7, 2015 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 28, 2015 and incorporated herein by reference
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36662) filed with the SEC on May 12, 2016 and incorporated herein by reference
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 19, 2016 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on May 26, 2016 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on June 29, 2016 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on April 4, 2016 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on May 12, 2016 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on May 24, 2016 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: August 11, 2016	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: August 11, 2016	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)