Form 10-Q/A
period 2016-06-30
Great Basin Scientific, Inc.
filed 2016-10-21
CIK 1512138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________
FORM 10-Q/A
___________________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Great Basin Scientific Inc. (the “Registrant”) for the fiscal quarter ended June 30, 2016, filed with the Securities and Exchange Commission (“SEC”) on August 11, 2016 (the “Original 10-Q”). This Amendment No. 1 is being filed for the sole purpose of correcting the certifications required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), certain provisions of which were inadvertently omitted when the Original 10-Q was filed. The amended 302 Certifications are being filed in their entirety as Exhibits 31.1 and 31.2 to this Amendment No. 1. Each certification, as corrected by this amended Quarterly Report on Form 10-Q/A, was true and correct as of the date of the Original Report.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-Q and the the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to August 11, 2016. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Registrant’s filings made with the SEC subsequent to the filing of the Original 10-Q. The filing of this Amendment No. 1 shall not be deemed an admission by the Registrant that the Original 10-Q, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

ITEM 6.  EXHIBITS
The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: October 21, 2016	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: October 21, 2016	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. as amended through March 30, 2016 (10)

3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)

3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)

3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (6)

4.1	Specimen certificate evidencing shares of common stock. (2)

4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)

4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)

4.4	Form of Second Amended and Restated Series C Warrant. (7)

4.5	Form of Warrant to Purchase common stock. (4)

4.6	Form of Warrant to Purchase common stock or Preferred Stock. (4)

4.7	Form of Warrant to Purchase common stock. (4)

4.8	Form of Series A Warrant. (3)

4.9	Form of Series B Warrant. (3)

4.10	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (6)

4.11	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)

4.12	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)

4.13	Form of Senior Secured Convertible Note, filed as Exhibit A to the 2015 Securities Purchase Agreement (8)

4.14	Form of Series D Warrant, filed as Exhibit B to the 2015 Securities Purchase Agreement (8)

4.15	Form of Series E Warrant (11)

4.16	Form of Subscription Agreement February 2016 (11)

4.17	Form of Series G Warrant (12)

4.18	Form of Subscription Agreement June 2016 (12)

4.19	Form of Senior Secured Convertible Note, filed as Exhibit A to the 2016 Securities Purchase Agreement (13)

Exhibit No.	Description

4.20	Form of Series H Warrant, filed as Exhibit B to the 2016 Securities Purchase Agreement (13)

10.1	Form of Warrant Exchange Agreement (14)

10.2	Form of Third Amendment to the Registration Rights Agreement (15)

10.3	Form of Waiver Agreement with 2015 Noteholders (16)

10.4	Securities Purchase Agreement dated June 29, 2016 (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

101.INS	XBRL Instance Document (17)

101.SCH	XBRL Taxonomy Extension Schema Document (17)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (17)

101.DEF	BRL Taxonomy Extension Definition Linkbase Document (17)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (17)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (17)

@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 7, 2015 and incorporated herein by reference.
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
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36662) filed with the SEC on August 11, 2016 and incorporated herein by reference