Form 10-Q
period 2016-09-30
Great Basin Scientific, Inc.
filed 2016-11-14
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The issuer had 152,683,055 shares of common stock outstanding as of November 14, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30	December 31,
	2016	2015
Assets
Current assets:
Cash	$809,763	$4,787,759
Restricted cash	44,859,005	13,800,000
Accounts receivable, net	399,057	411,390
Inventory	1,526,871	1,133,142
Prepaid and other current assets	1,989,555	564,910
Total current assets	49,584,251	20,697,201

Restricted cash, net of current portion	24,226,172	—
Intangible assets, net	56,113	119,171
Property and equipment, net	9,536,557	7,741,991
Total assets	$83,403,093	$28,558,363
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,832,855	$2,432,459
Accrued expenses	5,049,228	1,313,149
Current portion of notes payable	—	5,693
Current portion of convertible notes payable, net of discount	27,088,069	1,638,717
Notes payable - related party	500,000	500,000
Current portion of capital lease obligations	1,158,027	1,305,426
Current portion of derivative liability	49,836,741	—
Total current liabilities	87,464,920	7,195,444
Convertible notes payable, net of current portion and debt discount	—	525,000
Capital lease obligations, net of current portion	129,185	851,410
Derivative liability, net of current portion	55,735,294	43,181,472
Other long term liabilities	1,550,769	—
Total liabilities	144,880,168	51,753,326
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
74,380 and 88,347 shares issued and outstanding, respectively	74	88
Common stock, $.0001 par value: 200,000,000 shares authorized;
2,536,564 and 3,711 shares issued and outstanding, respectively	254	—
Additional paid-in capital	143,403,760	98,708,814
Accumulated deficit	(204,881,163)	(121,903,865)
Total stockholders' deficit	(61,477,075)	(23,194,963)
Total liabilities and stockholders' deficit	$83,403,093	$28,558,363

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$735,817	$545,934	$2,196,196	$1,530,170
Cost of sales	2,161,979	1,102,727	5,912,095	3,369,268
Gross loss	(1,426,162)	(556,793)	(3,715,899)	(1,839,098)
Operating expenses:
Research and development	3,737,415	2,878,316	9,492,887	6,284,170
Selling and marketing	1,644,075	1,481,140	4,892,903	3,206,957
General and administrative	2,464,159	1,795,766	7,163,214	4,132,973
Total operating expenses	7,845,649	6,155,222	21,549,004	13,624,100
Loss from operations	(9,271,811)	(6,712,015)	(25,264,903)	(15,463,198)
Other income (expense):
Interest expense	(138,214,061)	(253,220)	(150,685,479)	(868,587)
Interest income	2,884	4,746	4,183	18,078
Net gain on exchange and issuance of warrants	—	—	3,374,752	—
Loss on extinguishment of debt	(17,292,463)	—	(17,292,463)	—
Change in fair value of derivative liability	135,727,676	20,016,848	106,888,362	(22,641,625)
Total other income (expense)	(19,775,964)	19,768,374	(57,710,645)	(23,492,134)
Income (loss) before provision for income taxes	(29,047,775)	13,056,359	(82,975,548)	(38,955,332)
Provision for income taxes	—	—	(1,750)	(1,250)
Net income (loss)	$(29,047,775)	$13,056,359	$(82,977,298)	$(38,956,582)
Net income (loss) per common share - basic	$(50.36)	$58,287.32	$(371.54)	$(397,516.14)
Net income (loss) per common share - diluted	$(50.36)	$48,001.32	$(371.54)	$(397,516.14)
Weighted average common shares - basic	576,752	224	223,336	98
Weighted average common shares - diluted	576,752	272	223,336	98

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(82,977,298)	$(38,956,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,858,357	1,130,826
Bad debt expense	85,182	—
Change in fair value of derivative liability	(106,888,362)	22,641,625
Loss on issuance on convertible note as interest	119,185,886	—
Loss on extinguishment of debt	17,292,463	—
Net gain on exchange and issuance of warrants	(3,374,752)	—
Employee stock compensation	111,133	66,391
Warrant issuance and modifications	—	54,489
Debt discount amortization	30,418,591	58,333
Changes in operating assets and liabilities:
Increase in accounts receivable	(72,849)	(77,959)
Increase in inventory	(393,729)	(576,872)
Increase in prepaid and other assets	(712,455)	(197,270)
Increase in accounts payable	572,867	457,250
Increase in accrued liabilities	756,848	552,275
Net cash used in operating activities	(24,138,118)	(14,847,494)
Cash flows from investing activities:
Acquisition of property and equipment	(912,862)	(842,225)
Construction of equipment	(1,995,542)	(3,223,827)
Net cash used in investing activities	(2,908,404)	(4,066,052)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,449,850	3,166,394
Proceeds from issuance of convertible notes payable	5,451,163	—
Proceeds from follow-on offering	10,719,121	21,737,625
Proceeds from issuance of notes payable - related party	—	250,000
Proceeds from release of restricted cash	6,718,726	—
Payment of cash settlement for warrant exercises	(314,879)	—
Principal payments of capital leases	(949,762)	(667,630)
Principal payments of notes payable	(5,693)	(36,955)
Principal payments of notes payable -related party	—	(250,000)
Net cash provided by financing activities	23,068,526	24,199,434
Net increase (decrease) in cash	(3,977,996)	5,285,888
Cash, beginning of the period	4,787,759	2,017,823
Cash, end of the period	$809,763	$7,303,711
Supplemental disclosures of cash flow information:
Interest paid	$1,100,999	$818,378
Income taxes paid	$1,750	$1,250
Supplemental schedule of non-cash investing and financing activities:
Restricted cash proceeds from convertible note	$62,000,020	$—
Conversion of note payable to preferred stock	$—	$10,478
Assets acquired through capital leases	$80,138	$—
Initial public offering and follow-on offering costs incurred but unpaid	$412,323	$41,175
Property and equipment included in accounts payable	$601,323	$240,183
Cashless exercise of warrants	$2	$173,657
Issuance of stock for 2015 Note preinstallment	$712,190	$—
Change in derivative liability from exercised and issued warrants	$15,162,431	$24,400,224

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

The Company is a molecular diagnostic testing company focused on the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company believes that small to medium sized hospital laboratories, those under 400 beds, are in need of simpler and more affordable molecular diagnostic testing methods. The Company markets a system that combines both affordability and ease-of-use, when compared to other commercially available molecular testing methods, which it believes will accelerate the adoption of molecular testing in small to medium sized hospitals. The system includes an analyzer, which is provided for our customers’ use without charge in the United States, and a diagnostic cartridge, which is sold to our customers. The testing platform has the capability to identify up to 64 individual targets at one time. If the test identifies one to three targets, they are referred to as low-plex tests, or tests, and if they identify four or more targets they are referred to as multi-plex panels, or panels. The Company currently has four commercially available tests, the first for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April 2012, the second for Group B Strep, which received clearance from the FDA in April 2015 and launched commercially in June 2015, the third for Shiga Toxin producing E. coli or STEC, which received clearance from the FDA in March 2016 and launched commercially in August 2016 and the fourth for Staphylococcus Identification and Resistance Panel, or Staph ID/R panel, which  FDA clearance in March 2016 and launched commercially in September 2016. Our customers consist of hospitals, clinics, laboratories and other healthcare providers in the United States, the European Union and New Zealand.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company as of September 30, 2016 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2015 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As the Company has incurred losses for the three months ended September 30, 2016 and the nine months ended September 30, 2016 and 2015, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of September 30, 2016 and 2015, there were 51,002,236 and 272 potentially dilutive shares, respectively.

The Company had net income for the three months ended September 30, 2015 and therefore potentially dilutive shares must be added into the diluted net income (loss) per share calculations.

The components of basic and diluted net income (loss) per share for the three months ended September 30, 2015 are as follows:

Three Months
Ended
September 30, 2015
Basic:
Numerator:
Net Income	$13,056,359
Denominator:
Weighted Average Common Shares	224

Net Income Per Common Share - Basic	$58,287.32

Diluted:
Numerator:
Net Income	$13,056,359
Denominator:
Weighted Average Common Shares	224
Series E Convertible Preferred Stock	45
Warrants	2
Employee Stock Options	1
Denominator for Diluted Calculation	272

Net Income Per Common Share - Diluted	$48,001.32

Reverse Stock Split

On March 30, 2016, the Company effected a reverse stock split of the Company’s common stock whereby each thirty-five shares of common stock were replaced with one share of common stock (with no fractional shares issued). On September 16, 2016, the Company effected another reverse stock split of the Company’s common stock whereby each eighty shares of common stock were replaced with one share of common stock (with no fractional shares issued).  The par value and the number of authorized shares of the common stock were not adjusted. All common share and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect these reverse stock splits. The quantity of Series E Preferred Stock and all warrants and employee and other options were not included in the reverse stock split and their outstanding quantities have not been adjusted. However, the conversion and exchange ratios were adjusted for the effect of the reverse stock splits such that upon conversion each 168,000 shares of Series E Preferred Stock will now be converted into four shares of common stock and each 168,000 of Class A, Class B, Series B, common warrants and options will now be exercisable into one share of common stock. The Series D and 2015 Subordination Warrants conversion ratio has been adjusted such that each 2,800 of the Series D and Subordination Warrants will now be exercisable into one share of common stock.  The Series G, Series H and 2016 Subordination Warrants conversion ratio has been adjusted such that each 80 of the Series G, Series H and 2016 Subordination Warrants will now be exercisable into one share of common stock (see NOTE 10 WARRANTS).

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In April 2016, the FASB issued ASU No. 2016-10 Identifying Performance Obligations and Licensing, which clarified various aspects of the core principle in ASU No. 2014-09 pertaining to identifying promised goods and services.  In May 2016, the FASB issued ASU No. 2016-12 Narrow-Scope Improvements and Practical Expedients, which clarified certain consideration collectability requirements described in ASU No. 2014-09.  All three standards are effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  In April 2015, the FASB deferred the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09, ASU 2016-10 and ASU 2016-12 on its financial statements.

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company sustained a net loss for the nine months ended September 30, 2016 of $83.0 million and a net loss for the year ended December 31, 2015 of $57.9 million, and has an accumulated deficit of $204.9 million as of September 30, 2016. We have limited liquidity and have not yet established a stabilized source of revenue sufficient to cover operating costs and development needs. Accordingly, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets.  Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company has been able to obtain financing in order to fund its short term working capital and development needs. In February 2016, the Company obtained financing by completing a follow-on offering for net proceeds of $5.0 million.  In May 2016, holders of the senior secured convertible notes issued in 2015 voluntarily agreed to remove restrictions on the Company’s use of $2.0 million previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company. In June 2016, the Company obtained additional financing by completing another follow-on offering for net proceeds of $5.3 million. In July 2016, the Company issued additional senior secured convertible notes and received $68.0 million in total gross proceeds, of which $5.4 million in net proceeds was immediately available to the Company and $62.0 million was placed in restricted accounts. In September 2016, holders of the senior secured convertible notes issued in 2015 voluntarily agreed to remove restrictions on the Company’s use of $4.7 million previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company.

The Company has been able to obtain financing in the past to meet its short-term needs through private placements of convertible preferred securities, the sale and leaseback of equipment, an initial public offering (“IPO”), additional follow-on offerings, and convertible debt financings. The Company will continue to seek funding through the issuance of additional equity securities or debt financing, or a combination of the two. Any proceeds received from these items could provide the needed funds for continued operations and development programs. The Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities or convertible debt, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain additional financings, the impact on the Company’s operations will be material and adverse.

NOTE 4 LEASE COMMITMENTS

Capital Leases

The Company has entered into two lease agreements for the sale-leaseback of molecular diagnostic analyzers. The first agreement was entered into in November 2013 and provided for the sale of 125 molecular diagnostic analyzers for a sales price of $2,500,000, which are being leased back for a base period of thirty-six monthly payments of $74,875. The second agreement was entered into in April 2014 for the sale of 75 molecular diagnostic analyzers for a sales price of $1,500,000, which are being leased back for a base period of twenty-four monthly payments of $64,665. At the end of each lease term, the leases shall automatically renew for twelve additional months unless certain conditions are met. As such, the Company is amortizing the capital lease over a forty-eight month period for the first agreement and a thirty-six month period for the second agreement. The leases are accounted for as a capital lease sale-leaseback transaction in accordance with ASC 840, “Leases”.

In July 2016, the Company entered into a lease agreement for equipment in the amount of $80,138 with monthly payments of $1,543 over a 5 year period.  The lease contains a bargain purchase option at the end of the lease and accordingly the lease is accounted for as a capital lease in accordance with ASC 840, “Leases”.

Operating Leases

The Company leases approximately 35,540 square feet of office space located in Salt Lake City, Utah for use as the executive offices and labs. Base rent payments due under the lease are expected to be approximately $3,472,875 in the aggregate over the term of the lease of 65 months that began on December 1, 2015. The Company also leases approximately 33,000 square feet of building space at another location in Salt Lake City, Utah for use primarily as manufacturing space and labs. Base rent payments due under these leases total $21,226 per month. The leases expire on April 30, 2017.  The Company also leases certain office equipment such as copiers and printers under operating lease agreements that expire at various dates.

Amounts charged to expense under operating leases were $237,376 and $66,514 for the three months ended September 30, 2016 and 2015, respectively and $640,741 and $210,416 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 NOTES PAYABLE

The Company purchased certain machinery and equipment under two note payable agreements in January and February 2013. During the nine months ended September 30, 2016, both notes were extinguished by making the final payments on the notes in the amount of $5,693.

NOTE 6 CONVERTIBLE NOTES PAYABLE

December 2015 Transaction

On December 30, 2015, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which it agreed to issue $22.1 million in senior secured convertible notes (“2015 Notes”) and Series D Warrants (further described below). $20 million of the 2015 Notes were issued for cash proceeds totaling $18.4 million with an original issue discount in the amount of $1.6 million which is equal to sixteen (16) months of simple interest at a rate of six percent (6.0%) per annum on the aggregate principal of the 2015 Notes (assuming, that the entire aggregate original principal amount remains outstanding through the maturity date). $2.1 million of the 2015 Notes were issued to extinguish 1,050,000 outstanding Series C Warrants at an extinguishment value of $2.00 per warrant. The 2015 Notes are senior secured obligations of the Company and will rank senior to all outstanding and future indebtedness of the Company. They are secured by a first priority perfected security interest (subject to permitted liens as defined in the 2015 Notes) in all of the current and future assets of the Company. The 2015 Notes contain standard and customary events of default and the entire principal balance is subject to the default and redemption provisions contained in the 2015 Notes, regardless of whether or not any of the proceeds have been released from the Company’s restricted accounts.

In connection with the issuance of the 2015 Notes under the SPA, the Company issued Series D Warrants (the “Series D Warrants”), exercisable to acquire 1,252 shares of Common Stock and Subordination Warrants (the “2015 Subordination Warrants”), exercisable to acquire 38 shares of Common Stock, both which are subject to a one time adjustment on December 31, 2016 under the terms of the Series D and 2015 Subordination Warrants (see NOTE 10 WARRANTS). Each Series D and 2015 Subordination Warrant became exercisable by the holder beginning six months after December 30, 2015 and continues for a period five years thereafter. The Series D and 2015 Subordination Warrants have a provision that adjusts the exercise price upon certain dilutive events. As of September 30, 2016, pursuant to the terms of the warrant agreement, the exercise price of the Series D and 2015 Subordination Warrants has been adjusted such that the exercise of 2,800 warrants with an aggregate exercise price of $126.40 will result in the issuance of one share of common stock.

The Company has agreed to make amortization payments with respect to the 2015 Notes in twelve (12) equal installments beginning four (4) months after the original date of issuance of December 30, 2015 (each, an “Installment Date”). On each installment date, assuming certain equity conditions are met, the installment payment shall automatically be converted into shares of Common Stock at a conversion rate defined in the agreement.  As of April 29, 2016, the Company was not able to bring a registration statement covering the resale of the shares of common stock issuable under the terms of the 2015 Notes effective and therefore did not satisfy the equity conditions under the 2015 Notes to permit settlement of installment payments through conversion into shares of common stock. The holders of the 2015 Notes deferred the three installment payments due on April 29, 2016, May 31, 2016 and June 30, 2016, respectively to the installment payment with a due date of July 29, 2016. During the three months ended September 30, 2016, approximately $8.0 million of installment payments (through the conversion into 2,119,366 shares of common stock) were made bringing the principal note balance of the 2015 Notes down to approximately $14.1 million.  Given the conversion feature is bifurcated from the host instrument, conversions are deemed to be extinguishments for accounting purposes and accordingly, a loss on extinguishment of debt in the amount of $17,292,463 was recognized during the three months ended September 30, 2016.

A summary of the accounting for these extinguishments for the three months ended September 30, 2016 is as follows:

Fair
Fair value of common stock issued	$27,574,033
Less:
2015 Note principal extinguished	8,003,121
Debt discount related to extinguished 2015 Note	(2,508,882)
Derivative liability extinguished	4,787,331
Loss on extinguishment of debt	$17,292,463

Under the terms of the 2015 Notes, at closing the Company received an initial tranche of $4.6 million for immediate use for general corporate purposes. The remaining cash proceeds of $13.8 million was held in restricted accounts to be released to the Company from the Company’s restricted accounts in subsequent equal tranches subject to certain equity conditions. In May 2016 and August 2016, the holders of the 2015 Notes voluntarily removed restrictions on the Company’s use of an aggregate of $2.0 million and $4.7 million, respectively, that was previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company. As of September 30, 2016 the remaining cash in the amount of $7.1 million is still being held in a restricted account and will be released to the Company subject to certain equity conditions.

As of September 30, 2016, the 2015 Notes are convertible at the option of the holder at $126.40 per share.  The Company has a conversion right related to the required installment payments where the Company can convert the installment payments at the lower of 80% of the arithmetic average of the lower of: (A) the 3 lowest volume weighted average price (VWAP) days in the prior 20 days or (B) the VWAP of the common stock on the trading day preceding the applicable date of determination.  Both the conversion right of the holder and the Company is subject to a reset clause if the Company issues or sells common stock at a lower price than the applicable conversion rate at such time with both conversion features being subject to a $0.20 floor.  At September 30, 2016, the most advantageous conversion term is a conversion price of $1.87 which would convert the remaining principal of the 2015 Note into 7,547,317 shares of common stock.

The Company determined the conversion feature in the 2015 Notes represents an embedded derivative that requires bifurcation due to the ratchet provision described above related to the conversion feature. The provisions in the Series D Warrants also require the Company to account for the warrants as derivative liabilities. The original issue discount, the fair value of the embedded conversion feature, the fair value of the Series D Warrants and the debt issuance costs are all together considered the debt discount. The Company recorded a debt discount in the amount of $20 million which is being amortized over the life of the 2015 Notes using the effective interest method. For the nine months ended September 30, 2016, $14,950,080 of the debt discount had been amortized to interest expense and $2,508,882 of the debt discount has been extinguished through the conversions during the period.

The following table summarizes the 2015 Notes outstanding at September 30, 2016:

Convertible notes payable, principal	$14,096,879
Debt discounts	(2,541,038)
Net convertible note payable	11,555,841
Less current portion	(11,555,841)
Convertible notes payable, long term	$—

July 2016 Transaction

On July 1, 2016, the Company entered into a Securities Purchase Agreement (“July SPA”) with certain investors pursuant to which it agreed to issue $75 million in senior secured convertible notes (“2016 Notes”) and Series H Warrants (further described below). The 2016 Notes were originally convertible into 468,750 shares of Common Stock at a price equal to $160.00 per share, subject to adjustment for certain dilutive events. The 2016 Notes were issued for cash proceeds totaling $68.0 million with an original issue discount in the amount of $7.0 million with no stated interest rate.  The 2016 Notes are senior secured obligations of the Company and will rank senior to all outstanding and future indebtedness of the Company. They are secured by a first priority perfected security interest (subject to the priority interest of the 2015 Notes and permitted liens as defined in the 2016 Notes) in all of the current and future assets of the Company. The 2016 Notes contain standard and customary events of default and the entire principal balance is subject to the default and redemption provisions contained in the 2016 Notes, regardless of whether or not any of the proceeds have been released from the Company’s restricted accounts.

In connection with the issuance of the 2016 Notes under the July SPA, the Company issued Series H Warrants (the “Series H Warrants”), exercisable to acquire 703,125 shares of Common Stock and Subordination Warrants (the “2016 Subordination Warrants”), exercisable to acquire 21,094 shares of Common Stock (see NOTE 10 WARRANTS). The Series H and 2016 Subordination Warrants become exercisable by the holder beginning six months after July 1, 2016 and continues for a period five years thereafter. The Series H and 2016 Subordination Warrants also have a provision that adjusts the exercise price upon certain dilutive events. As of September 30, 2016, pursuant to the terms of the warrant agreement, the exercise price of the Series H and 2016 Subordination Warrants are such that the exercise of 80 warrants with an aggregate exercise price of $166.40 will result in the issuance of one share of common stock.

The Company has agreed to make amortization payments with respect to the 2016 Notes in fifteen (15) equal installments beginning January 30, 2017. On each installment date, assuming certain equity conditions are met, the installment payment shall automatically be converted into shares of Common Stock at a conversion rate defined in the agreement.

Under the terms of the 2016 Notes, at closing the Company received an initial tranche of $6.0 million for immediate use for general corporate purposes. The remaining cash proceeds of $62 million are being held in restricted accounts and will be released to the Company from the restricted accounts in subsequent equal tranches subject to certain equity conditions. As of September 30, 2016, the remaining cash in the amount of $62.0 million is still being held in restricted accounts and will be released to the Company subject to certain equity conditions and the terms of the 2016 Notes.

As of September 30, 2016, the 2016 Notes are convertible at the option of the holder at $160 per share.  The Company has a conversion right related to the required installment payments where the Company can convert the installments payments (subject to a floor of $1.00) at: (a) the prevailing holder conversion price; (b) 80% of the arithmetic average of the 3 lowest volume weighted average price (VWAP) days in the prior 20 days; and (c) the weighted average value of the common stock on the trading day preceding the installment payment date.  Both the conversion right of the holder and the Company is subject to a reset clause if the Company issues or sells common stock at a lower price than the applicable conversion rate at such time (not subject to the $1.00 floor).  At September 30, 2016, the most advantageous conversion term is a conversion price of $1.87 which would convert the note into 40,154,192 shares of common stock.

The Company determined the conversion feature in the Notes represents an embedded derivative that requires bifurcation due to the ratchet provision described above related to the conversion feature. The provisions in the Series H and 2016 Subordination Warrants also require the Company to account for the warrants as derivative liabilities. The original issue discount, the fair value of the embedded conversion feature, the fair value of the Series H and 2016 Subordination Warrants and the debt issuance costs are all together considered the debt discount. The Company recorded a debt discount in the amount of $75.0 million which is being amortized over the life of the note using the effective interest method. For the three months ended September 30, 2016, $15,532,228 of the debt discount had been amortized to interest expense.

The following table summarizes the 2016 Notes outstanding at September 30, 2016:

Convertible notes payable, principal	$75,000,000
Debt discounts	(59,467,772)
Net convertible note payable	15,532,228
Less current portion	(15,532,228)
Convertible notes payable, long term	$—

The fair values of the derivative embedded conversion feature and derivative Series H warrants (including the 2016 Subordination Warrants) were approximately $80.6 million and $101.6 million, respectively (see NOTE 11 DERIVATIVE LIABILITIES).   The derivative amounts in excess of proceeds received on the 2016 Notes was approximately $119.2 million which was recognized as a day one cost of capital and accordingly charged to interest expense during the three months ended September 30, 2016.

NOTE 7 NOTES PAYABLE – RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The original maturity date for the note was July 18, 2015, which was extended by the Company to July 18, 2016 by giving notice and paying an extension fee of $10,000. The note was again extended by the Company to July 18, 2017.  The note pays interest at an annual rate of 20% and is paid monthly. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note.  As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which were separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase 1 share of common stock at $448.00 per share and 20,000 Class B warrants to purchase 1 shares of common stock at $448.00 per share) at a value of $100,000 or $0.025 per unit. The 4,000,000 shares of Series D Preferred Stock were converted into 1 share of Common Stock. The Series D preferred stock units were accounted as a debt discount which has been fully amortized.

NOTE 8 PREFERRED STOCK

The Company had 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share as of September 30, 2016. As of September 30, 2016 there were 74,380 shares of Series E Preferred Stock issued and outstanding which are convertible at the option of the holders into 142 shares of common stock.  During the nine months ended September 30, 2016, 13,967 shares of Series E Preferred Stock were converted into 1 share of common stock.

NOTE 9 COMMON STOCK

The Company had 200,000,000 shares of common stock authorized at a par value of $0.0001 per share as of September 30, 2016. As of September 30, 2016 there were 2,536,564 shares of common stock issued and outstanding. The Company has reserved 120,000,000 of authorized but unissued shares of common stock for issuance pursuant to the two convertible notes and associated warrants.

During the nine months ended September 30, 2016, the Company issued 19,012 shares of common stock pursuant to the cashless exercise of 5,091,815 Series C Warrants.

During the nine months ended September 30, 2016, the Company issued 4,437 shares of common stock pursuant to the cash exercise of 121,540 Underwriter Unit Purchase Options at an exercise price of $11.00 for total proceeds of $1,335,950.  Upon exercise of these options, 121,540 shares of Series E Convertible Preferred Stock were issued and immediately converted into 3 shares of common stock and 972,320 Series C Warrants were issued and immediately exercised pursuant to the cashless exercise provision into 4,434 shares of common stock.

During the nine months ended September 30, 2016, the Company issued 1 share of common stock pursuant to the conversion of 13,967 shares of Series E Convertible preferred stock (see NOTE 8 PREFERRED STOCK).

On February 24, 2016, the Company completed a public offering of 39.2 million Units (the “February 2016 Unit Offering”).  Each 2,800 units consisted of one share of common stock and 4,200 Series E Warrants. The Company received approximately $5.0 million of net proceeds.  Pursuant to the sale of the units, the Company issued 14,000 shares of common stock and 58,800,000 Series E Warrants. Each 2,800 Series E Warrants were exercisable into one share of common stock at $700.00 per share.  The Series E Warrants expire six years from the date of grant, were not exercisable for one year and which exercise was subject to a shareholder vote and an increase in the number of authorized shares of common stock the Company can issue.

On April 7, 2016, the Company entered into certain warrant exchange agreements (the “Exchange Agreements”), each by and between the Company and a holder of its outstanding Series E Warrants, pursuant to which the Company and each such holder agreed to exchange outstanding Series E Warrants for shares of common stock of the Company. Pursuant to the Exchange Agreements, the Company issued 8,127 shares of common stock of the Company in exchange for the surrender by the holders to the Company of 58,800,000 Series E Warrants exercisable to acquire approximately 21,000 shares of common stock of the Company (representing an exchange ratio of one share of common stock for each 2.584 shares of common stock underlying the surrendered Series E Warrants). The surrendered Series E Warrants were immediately cancelled by the Company and there are not any Series E Warrants issued and outstanding.

On June 1, 2016, the Company completed a public offering of 3,160,000 units (the “June 2016 Unit Offering”).  Each 80 units consisted of one share of common stock and 80 Series G Warrants.  The Company received approximately $5.3 million of net proceeds.  Pursuant to the sale of the units, the Company issued 39,500 shares of common stock and 3,160,000 Series G Warrants.  Each 80 Series G Warrants were initially exercisable into one share of common stock at $152.00 per share, subject to adjustments and expire five years from the date of grant.

On July 11, 2016, the Company issued 1,063 shares of common stock pursuant to the exercise of 85,000 Series G Warrants for cash in the amount of $113,900 or $107.15 per share.

During the three months ended, September 30, 2016, certain holders of the 2015 Notes submitted notices to accelerate previously deferred amortization payments under the 2015 Notes and convert the accelerated payments on the 2015 Notes into shares of the Company’s common stock pursuant to Section 3(a)(9) of the United States Securities Act of 1933, as amended (the “Conversions”).  In connection with the Conversions, the Company issued 2,119,366 shares of common stock upon the conversion of $8,003,121 principal amount of 2015 Notes at a weighted average conversion price of $3.78 per share (see NOTE 6 CONVERTIBLE NOTES PAYABLE).  In addition, the Company issued 311,000 shares of common stock in connection with a pre-installment notice for the conversion of the 2015 Notes for the installment period of October 31, 2016.

NOTE 10 WARRANTS

The following table outlines the warrants outstanding as of September 30, 2016.  All warrants have been accounted for as derivative liabilities (see NOTE 11 DERIVATIVE LIABILITIES):

			Total
		Number of Warrants	Shares of	Aggregate
		Exercisable	Common Stock	Exercise Price
		Into One	Underlying	for One
Warrants	Outstanding	Common Share	the Warrant	Common Share	Expiration
Class A	1,532,598	168,000	52	$1.87	April 2021 - July 2021
Class B	1,310,956	168,000	33	$1.87	April 2021 - July 2021
Series B	1,074,082	168,000	36	$280,315	March 2021 - July 2021
Series D	3,503,116	2,800	1,252	$126.40	June 2021
2015 Subordination	105,516	2,800	38	$126.40	June 2021
Series G	3,075,000	80	38,438	$1.87	June 2021
Series H	56,250,000	80	703,125	$166.40	December 2021
2016 Subordination	1,687,500	80	21,094	$166.40	December 2021
Common	372,331	168,000	19	$1.87 - $5,376,000	July 2016 - July 2021
Total Warrants	68,911,099		764,087

All Warrants with the exception of the Series H and 2016 Subordination Warrants are exercisable as of September 30, 2016.

Class A Warrants

The Class A Warrants include a provision which provides that the exercise price of the Class A Warrants will be adjusted in connection with certain equity issuances by the Company.  In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $1.90 per share of common stock.  During the three months ended September 30, 2016, conversions of the 2015 Convertible note triggered the adjustment provision and the exercise price was adjusted to $1.87 per share of common stock.

Class B Warrants

The Class B Warrants include a provision which provides that the exercise price of the Class B Warrants will be adjusted in connection with certain equity issuances by the Company.  In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $1.90 per share of common stock.  During the three months ended September 30, 2016, conversions of the 2015 Convertible note triggered the adjustment provision and the exercise price was adjusted to $1.87 per share of common stock.

Series B Warrants

The Series B Warrants include a provision which provides that the exercise price of the Series B Warrants is subject to reduction in connection with certain equity issuances by the Company that are below the then current market price. In June 2016, as a result of the June 2016 Unit Offering, the price reduction provision was trigged and the exercise price was reduced to $16,718.72 per share of common stock. During the three months ended September 30, 2016, conversions of the 2015 Convertible note triggered the adjustment provision and the exercise price was adjusted to $280,315 per share of common stock.

Series C Warrants

During the nine months ended September 30, 2016, 5,229,973 Series C Warrants were exercised pursuant to the cashless exercise provision.  The Company settled 5,091,815 of the Series C Warrant exercises through the issuance of 19,012 shares of common stock and the Company settled 138,158 of the Series C Warrant exercises with cash in the amount of $314,879.

On January 21, 2016 all outstanding Series C Warrants were mandatorily exercised utilizing the cashless provision of the warrants and the corresponding shares of common stock issued.  As of September 30, 2016 there are 47,528 Series C Warrant certificates that have yet to be delivered to the Company representing 190 shares of common stock.

Series D Warrants

The Series D Warrants include a provision which provides that the exercise price of the Series D Warrants will be adjusted in connection with certain equity issuances by the Company.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $560.00 per share of common stock.  In March 2016, pursuant to the approval of the Company’s stockholders of the removal of the exercise floor price, the exercise price was adjusted to $448.00 per share of common stock. In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $152.00 per share of common stock. In July 2016 as a result of the 2016 Notes, the price adjustment provision was triggered and the exercise price was adjusted to $126.40 per share of common stock.

2015 Subordination Warrants

The 2015 Subordination Warrants include a provision which provides that the exercise price of the 2015 Subordination Warrants will be adjusted in connection with certain equity issuances by the Company subject to a floor exercise price of $7.00 per share of common stock.  In February 2016, as a result of the February 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $560.00 per share of common stock which was the floor exercise price adjusted for the stock splits.  In March 2016, pursuant to the approval of the Company’s stockholders of the removal of the exercise floor price, the exercise price was adjusted to $448.00 per share of common stock. In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price was adjusted to $152.00 per share of common stock. In July 2016, as a result of the issuance of the 2016 Notes, the price adjustment provision was triggered and the exercise price was adjusted to $126.40 per share of common stock.

Series E Warrants

On April 7, 2016, the Company entered into certain warrant exchange agreements (the “Exchange Agreements”), each by and between the Company and a holder of its outstanding Series E Warrants, pursuant to which the Company and each such holder agreed to exchange outstanding Series E Warrants for shares of common stock of the Company. Pursuant to the Exchange Agreements, the Company issued 8,127 shares of common stock of the Company in exchange for the surrender by the holders to the Company of 58,800,000 Series E Warrants exercisable to acquire approximately 21,000 shares of common stock of the Company (representing an exchange ratio of one share of common stock for each 2.584 shares of common stock underlying the surrendered Series E Warrants). The surrendered Series E Warrants were immediately cancelled by the Company and there are not any Series E Warrants issued and outstanding (see NOTE 9 COMMON STOCK).

Series G Warrants

In connection with the June 2016 Unit Offering, the Company issued Series G Warrants to purchase 39,500 shares of common stock as part of the units sold in the offering (see NOTE 9 COMMON STOCK). The Series G Warrants had an initial exercise price of $152.00.  The warrants contain a provision that the exercise price will adjust if the Company has certain equity issuances for consideration per share that is less than the current exercise price of the Series G Warrants. The Series G Warrants expire 5 years after the date of issuance. On July 11, 2016, 85,000 of the Series G Warrants were exercised for cash in the amount of $113,900. Pursuant to the exercise of these warrants, the Company issued 1,063 shares of common stock. During the three months ended September 30, 2016, conversions of the 2015 Convertible note triggered the adjustment provision and the exercise price was adjusted to $1.87 per share of common stock.

Series H Warrants

In connection with the issuance of the 2016 Notes, the Company issued 56,250,000 Series H Warrants exercisable for 703,125 shares of common stock. Each Series H Warrant will be exercisable by the holder beginning six months after the date of issuance and continuing for a period five years thereafter. Each Series H Warrant will be exercisable initially at a price equal to $166.40 per share of common stock, subject to adjustments for certain dilutive events.  During the three months ended September 30, 2016, there have been no adjustments to the exercise price of the Series H Warrants and therefore remains at $166.40 per share of common stock.

2016 Subordination Warrants

In consideration of the Utah Autism Foundation and Spring Forth Investments LLC entering into subordination agreements in connection with the 2016 Notes, the Company has agreed to issue to the entities warrants exercisable for 21,094 shares of common stock (the “2016 Subordination Warrants”).  The 2016 Subordination Warrants have the same material terms and conditions as the Series H Warrants. Each 2106 Subordination Warrant will be exercisable by the holder beginning six months after the date of issuance and continuing for a period five years thereafter. Each Series H Warrant will be exercisable initially at a price equal to $166.40 per share of common stock, subject to adjustments for certain dilutive events.  During the three months ended September 30, 2016, there have been no adjustments to the exercise price of the Series H Warrants and therefore remains at $166.40 per share of common stock.

Common Warrants

Certain Common Warrants include a provision which provides that the exercise price of these certain Common Warrants will be adjusted in connection with certain equity issuances by the Company.  In June 2016, as a result of the June 2016 Unit Offering, the price adjustment provision was triggered and the exercise price of these certain Common Warrants was adjusted to $152.00 per share of common stock. During the three months ended September 30, 2016, conversions of the 2015 Convertible note triggered the adjustment provision and the exercise price was adjusted to $1.87 per share of common stock. During the nine months ended September 30, 2016 there were 91,025 Common Warrants exercisable into 7 shares of common stock that expired without being exercised.

The following table summarizes the common stock warrant activity during the nine months ended September 30, 2016:

			Weighted
		Weighted	Average
		Average	Remainder
	Common	Warrant	Contractual
	Stock	Exercise	Term in
	Warrants	Price	Years
As of September 30, 2016:
Warrants Outstanding as of January 1, 2016	13,219,597	$2.71	4.7
Granted	119,897,500	$1.18	5.3
Exercised	(5,314,973)	$2.53	—
Expired	(91,025)	$10.00	—
Extinguished	(58,800,000)	$0.25	—
Warrants outstanding as of September 30, 2016	68,911,099	$1.80	5.1

Underwriters’ Unit Purchase Option

During the nine months ended September 30, 2016, 121,540 Underwriters’ Unit Purchase Options were exercised for cash in the amount of $1,335,950. Pursuant to the exercise of these options, 121,540 shares of Series E Convertible Preferred Stock were issued and immediately converted into 3 shares of common stock and 972,320 Series C Warrants were issued and immediately exercised pursuant to the cashless exercise provision of the Series C Warrants into 4,434 shares of common stock. There are no outstanding Underwriters’ Unit Purchase Options as of September 30, 2016.

NOTE 11 DERIVATIVE LIABILITIES

Financial instruments such as warrants and embedded conversion options deemed to be derivative liabilities are recorded at fair value at inception and subsequently re-measured to fair value at each reporting date as long as such instruments are classified as derivative liabilities. Changes in the fair value of the derivative liability was included as a component of Other income (expense) and has no effect on the Company’s cash flows. The valuation methodologies used vary by instrument and include a Black-Scholes option valuation model utilizing the fair value of the underlying common stock and a modified binomial model. The Company has determined the fair value measurements to be a level 3 measurement (see NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES).

Class A Warrants, Class B Warrants, Series B Warrants and Certain Common Warrants

The Class A Warrants, Class B Warrants and certain common warrants, have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the current exercise price of the respective warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional stock. The Series B Warrants have an exercise price adjustment provision that in the event the Company sells shares of any additional stock, subject to certain exceptions, at a price per share less than the then current market price, the exercise price shall be adjusted to a price based on a formula defined in the warrants agreement. Such exercise price adjustments prohibit the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, these warrants are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. During the three months ended September 30, 2016, as a result of conversions on the 2015 Note, the price adjustment provision was triggered for our Class A Warrants, Class B Warrants, Series B Warrants and certain common warrants and the exercise price per share was adjusted accordingly.

The fair value of these warrants was calculated using a Black-Scholes option valuation model utilizing the fair value of underlying common stock. Black-Scholes has inherent limitations for use in the case of a warrant with a price protection provision, since the model is designed to be used when the inputs to the model are static throughout the life of a security. Due to the significant variance between the fair market value of the stock and the exercise price, the Black-Scholes option-pricing model resulted in a fair value that approaches the current market value of the stock. As such, the aggregate fair value of the Class A, Class B, Series B and certain other common warrants was estimated to be $231 at September 30, 2016.

Series C Warrants and Unit Purchase Option

The Series C Warrants contained a cashless exercise provision using a predetermined Black Scholes Value. Such provision, if exercised by the holder, would require the Company to settle these warrants, at its option, either by cash payment or the granting of a variable number of common shares. This provision results in the potential for the Company to either have to net cash settle the warrant or potentially issue an indeterminate number of common shares which prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants and the unit purchase option are accounted for as derivative liabilities and are recorded at fair value at each reporting date with the change in fair value being recorded in earnings for the period. During the nine months ended September 30, 2016 all of the remaining Series C Warrants and unit purchase options were exercised.

Convertible Notes Conversion Feature – 2015 Note

The convertible notes issued in December 2015 contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price. These provisions could result in modification of the conversion price due to a future equity offering and as such the conversion feature cannot be considered indexed to the Company’s own stock. The 2015 Notes also provides that the Company will repay the principal amount at an initial conversion rate subject to certain adjustments. These features represent an embedded derivative that requires bifurcation and are recorded at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

As discussed in NOTE 6 CONVERTIBLE NOTES PAYABLE, a portion of the 2015 Note was converted during the three months ended September 30, 2016, which resulted in an extinguishment of the derivative liability (included in loss on extinguishment of debt) of approximately $4.8 million. In order to appropriately calculate the extinguishment expense, the derivative liability was marked to fair value at each extinguishment date during the period. The fair value of the derivative was calculated at the various extinguishment dates using a modified binomial model to reflect different scenarios where reset may be triggered using the following range of assumptions:

Trading price of common stock on measurement date	$2.29 - 124.00
Conversion price (1)	$1.98 – 97.60
Risk free interest rate (2)	0.29% - 0.47%
Conversion notes lives in years	0.60 - 0.81
Expected volatility (3)	224.7 - 228.2%
Expected dividend yield (4)	-

(1)	The conversion price was calculated based on the formula in the 2015 Notes agreement as of the respective measurement dates.

(2)	The risk-free interest rate was determined by management using the average of the 6 month and 1-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The Company determined the fair value of the remaining conversion feature to be $2,706,796 at September 30, 2016 using a modified binomial model to reflect different scenarios where reset may be triggered using the following assumptions:

Trading price of common stock on measurement date	$2.29
Conversion price (1)	$1.98
Risk free interest rate (2)	0.37%
Conversion notes lives in years	0.60
Expected volatility (3)	225.4%
Expected dividend yield (4)	-

(1)	The conversion price was calculated based on the formula in the 2015 Notes agreement as of the respective measurement date

(2)	The risk-free interest rate was determined by management using the average of the 6 month and 1-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Series D Warrants and 2015 Subordination Warrants

In connection with the issuance of convertible notes in December 2015, the Company issued Series D Warrants to acquire 1,252 shares of common stock. In addition, the Company issued 2015 Subordination Warrants to acquire 38 shares of common stock. The Series D Warrants and 2015 Subordination Warrants contain provisions that will adjust the exercise price upon certain equity issuances.  In addition, these warrants contain a provision for a one-time adjustment at December 31, 2016, to the number of warrants issued such that the number of warrants will increase to equal 16.6% of the outstanding shares and common stock equivalents at such time (0.5% for the 2015 Subordination Warrants). The Company has determined that the provisions contained in the Series D Warrants and the 2015 Subordination Warrants could result in modification of the exercise price due to a future equity offering resulting in a variable number of additional common shares that could be issued. This prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair value of the Series D Warrants and 2015 Subordination Warrants to be $22,590,296 at September 30, 2016 using a binomial model with a Monte Carlo simulation to reflect different scenarios where reset may be triggered and to project the range of the additional shares to be issued on December 31, 2016 using the following assumptions:

Trading price of common stock on measurement date	$2.29
Exercise price (1)	$126.40
Risk free interest rate (2)	1.14%
Warrant lives in years	4.75
Expected volatility (3)	225.1%
Expected dividend yield (4)	-
Expected reset occurrence	Q4 2016

(1)	The exercise price of the Series D and Subordination Warrants was calculated based on the terms in the warrant agreement.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Series E Warrants

In connection with the February 2016 Unit Offering, the Company issued Series E Warrants to purchase 21,000 shares of common stock as part of the units sold in the offering (see NOTE 9 COMMON STOCK). The Series E Warrants contain a provision that for one year from issuance the exercise price per share will adjust if the Company has certain equity issuances for consideration per share that is less than the current exercise price of the Series E Warrants. In addition, these warrants contain a provision for a one-time adjustment one year from date of issuance, to the number of warrants issued. The Company has determined that the provisions contained in the Series E Warrants could result in modification of the exercise price due to a future equity offering resulting in a variable number of additional common shares that could be issued. This prohibits the company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at issuance and again at each reporting period with the change in fair value being recorded in earnings for the period.

On April 7, 2016, the Company entered into certain warrant exchange agreements (the “Exchange Agreements”), each by and between the Company and a holder of its outstanding Series E Warrants, pursuant to which the Company and each such holder agreed to exchange outstanding Series E Warrants for shares of common stock of the Company. Pursuant to the Exchange Agreements, the Company issued 8,127 shares of common stock of the Company in exchange for the surrender by the holders to the Company of 58,800,000 Series E Warrants exercisable to acquire approximately 21,000 shares of common stock of the Company (representing an exchange ratio of one share of common stock for each 2.584 shares of common stock underlying the surrendered Series E Warrants). The surrendered Series E Warrants were immediately cancelled by the Company and there are not any Series E Warrants issued and outstanding (see NOTE 9 COMMON STOCK).

The Company determined the fair value of the Series E Warrants to be $6,800,927 at April 7, 2016 using a binomial model with a Monte Carlo simulation model using the following assumptions:

April 7, 2016
Trading price of common stock on measurement date	$327.20
Exercise price (1)	$320.80
Risk free interest rate (2)	1.30%
Warrant lives in years	5.89
Expected volatility (3)	228.1%
Expected dividend yield (4)	-

(1)	The exercise price of the Series E Warrants was calculated based on the terms in the warrant agreement.

(2)	The risk-free interest rate was determined by management using an average of the 5-year and 7-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

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

Series G Warrants

In connection with the June 2016 Unit Offering, the Company issued Series G Warrants to purchase 39,500 shares of common stock as part of the units sold in the offering (see NOTE 9 COMMON STOCK). The Series G Warrants contain a provision that the exercise price per share will adjust if the Company has certain equity issuances for consideration per share that is less than the current exercise price of the Series G Warrants. The Company has determined that the provisions contained in the Series G Warrants could result in modification of the exercise price due to a future equity offering resulting in a variable number of additional common shares that could be issued. This prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at issuance and again at each reporting period with the change in fair value being recorded in earnings for the period.

On July 11, 2016, 85,000 Series G Warrants were exercised for cash in the amount of $113,900.  These warrants need to recorded at fair value at the transaction date with any change in the fair value from the previous period being recorded in earnings for the period.  This revaluing is necessary as derivatives are required to be subsequently measured at fair value under ASC 815.

The Company determined the fair value of the 85,000 of the Series G Warrants exercised to be $118,424 at the transaction date of July 11, 2016 resulting in a gain in the statement of operations in the amount of $30,547.

The fair value of the Series G Warrants was calculation using a Black Scholes model with the following inputs:

July 11, 2016
Trading price of common stock on measurement date	$112.80
Exercise price (1)	$107.20
Risk free interest rate (2)	1.03%
Warrant lives in years	4.89
Expected volatility (3)	225.8%
Expected dividend yield (4)	-

(1)	The exercise price of the Series G Warrants was calculated based on the terms in the warrant agreement.

(2)	The risk-free interest rate was determined by management using the average of the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The Company determined the fair value of the remaining 3,075,000 Series G Warrants to be $86,844 on September 30, 2016 using a Black Scholes valuation model with the following assumptions:

September 30, 2016
Trading price of common stock on measurement date	$2.29
Exercise price (1)	$1.87
Risk free interest rate (2)	1.14%
Warrant lives in years	4.66
Expected volatility (3)	224.8%
Expected dividend yield (4)	-

(1)	The exercise price of the Series G Warrants as defined in the warrant agreement at June 1, 2016. The reset provision at July 1, 2016 that was known at June 30, 2016.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Convertible Notes Conversion Feature – 2016 Notes

The 2016 Notes contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ respective conversion price. These provisions could result in modification of the conversion price due to a future equity offering and as such the conversion feature cannot be considered indexed to the Company’s own stock. The 2016 Notes also provide that the Company will repay the principal amount at an initial conversion rate subject to certain adjustments. These features represent an embedded derivative that requires bifurcation and are recorded at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair value of the conversion feature to be $80,599,528 and $78,549,907 at inception (July 1, 2016) and September 30, 2016, respectively. The Company determined fair value using a modified binomial model to reflect different scenarios where reset may be triggered using the following assumptions:

	July 1, 2016	Sept 30, 2016
Trading price of common stock on measurement date	$141.60	$2.29
Exercise price (1)	$107.20	$1.87
Risk free interest rate (2)	0.59%	0.68%
Term	1.84	1.58
Expected volatility (3)	228.1%	225.1%
Expected dividend yield	-	-
Expected reset occurrence	Q4 2016	Q4 2016

(1)	The conversion price was calculated based on the formula in the 2016 Notes agreement as of the respective measurement date

(2)	The risk-free interest rate was determined by management using the average of the 1-year and 2-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

Series H Warrants and 2016 Subordination Warrants

In connection with the issuance of the 2016 Notes, the Company issued Series H Warrants to acquire 703,125 shares of common stock and 2016 Subordination Warrants to acquire 21,094 shares of common stock. The Series H Warrants and 2016 Subordination Warrants contain provisions that will adjust the exercise price upon certain equity issuances.  The Company has determined that the provisions contained in the Series H Warrants and the 2016 Subordination Warrants could result in modification of the exercise price due to future equity offerings resulting in a variable number of additional common shares that could be issued. This prohibits the company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair value of the Series H Warrants and 2016 Subordination Warrants to be $101,644,520 and $1,637,959 at inception (July 1, 2016) and September 30, 2016, respectively. The Company determined the fair value using a modified binomial model to reflect different scenarios where reset may be triggered using the following assumptions:

	July 1, 2016	Sept 30, 2016
Trading price of common stock on measurement date	$141.60	$2.29
Exercise price (1)	$166.40	$166.40
Risk free interest rate (2)	1.01%	1.78%
Term	5.00	4.75
Expected volatility (3)	228.1%	225.1%
Expected dividend yield	-	-
Expected reset occurrence	Q4 2016	Q4 2016

(1)	The exercise price of the Series H and Subordination Warrants was calculated based on the terms in the warrant agreement.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  No financial assets were measured on a recurring basis at September 30, 2016 and December 31, 2015.  The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within their fair value hierarchy at September 30, 2106 and December 31, 2015:

Fair Value Measurement at September 30, 2016
	Level 1	Level 2	Level 3	Total

Derivative Liability	$ -	$ -	$ 105,572,035	$ 105,572,035

Fair Value Measurement at December 31, 2015
	Level 1	Level 2	Level 3	Total

Derivative Liability	$ -	$ -	$ 43,181,472	$ 43,181,472

The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016:

As of September 30, 2016:
Balance at January 1, 2016	$43,181,472
Issuance of warrants, options and convertible notes	193,370,459
Exercise of warrants	(24,091,534)
Change in fair value of warrant and option liability	(106,888,362)
Balance at September 30, 2016	$105,572,035

NOTE 12 EMPLOYEE STOCK OPTIONS

The Company has three stock based employee compensation plans pursuant to which stock option grants have been made. Under the Great Basin Scientific, Inc. 2014 Omnibus Plan, the 2014 Stock Option Plan and the 2006 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 740,534 employee stock options exercisable into 74 shares of common stock outstanding as of September 30, 2016. All options vest in installments over a three to four year period and expire ten years from the date of grant.

Any future employee stock option grants will be made pursuant to the 2014 Omnibus Plan.  As of September 30, 2016, employee stock options exercisable into 19 shares of common stock have been granted pursuant to the 2014 Omnibus Plan and options exercisable into 159 shares of common stock remain available for issuance under that plan.

The following table summarizes the Company’s total option activity for the nine months ended September 30, 2016:

			Total	Aggregate	Weighted
		Weighted	Shares of	Exercise	Average
		Average	Common	Price	Remaining
		Option	Stock	for One	Contractual
		Exercise	Underlying	Common	Term in
	Options	Price	the Option	Share	Years
As of September 30, 2016:
Options outstanding as of January 1, 2016	792,534	$2.84	89	$477,120.00	8.0
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	(52,000)	$2.36	(15)	$397,223.08	—
Options outstanding as of September 30, 2016	740,534	$2.88	74	$483,092.50	7.2

Outstanding and exercisable stock options as of September 30, 2016 are as follows:

	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
	Options	Life	Exercise	Options	Exercise
	Outstanding	(Years)	Price	Exercisable	Price
September 30, 2016	740,534	7.2	$2.88	437,772	$3.04

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $111,133 in equity-based compensation expenses during the nine months ended September 30, 2016.  There was $297,774 of total unrecognized compensation cost with a remaining vesting period of 1.96 years and $0 in intrinsic value of outstanding and vested stock options as of September 30, 2016.

NOTE 13 LEGAL PROCEEDINGS

On April 5, 2016 and May 31, 2016, Great Basin Scientific, Inc., received notices from the Utah Labor Commission, Occupational Safety and Health Division (ULC) and/or the Occupational Safety and Health Administration (OSHA) that former employee Christina Steele filed a claim alleging retaliation in violation of the Utah Occupational Safety and Health Act as well as the Corporate and Criminal Fraud Accountability Act of 2002, the Sarbanes-Oxley Act and the Occupational Safety and Health Act, among other claims relating to her employment.  Ms. Steele alleges that the Company retaliated against her by terminating her employment after she allegedly acted as a whistleblower by allegedly raising concerns with management.  Ms. Steele seeks lost wages, future wages, consequential losses, emotional distress damages, interest, fees and costs.

On June 15, 2016, Ms. Steele also filed a complaint against the Company in the United States District Court for the District of Utah alleging retaliation in violation of the False Claims Act based on similar alleged facts. Ms. Steele seeks back pay, special damages, consequential damages, compensatory damages, interest, fees and costs. On August 15, 2016, the Company filed a motion to dismiss Ms. Steele’s claims.

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

NOTE 14 SUBSEQUENT EVENTS

On October 2, 2016, the Company entered into separate exchange agreements with each of the Buyers of the 2015 Notes, pursuant to which an alternate conversion price would be used during the period from October 3, 2016 through November 17, 2016 equal to 85% of the lowest daily weighted average price of our common stock during the five (5) consecutive trading days ending and including the date of conversion. If any of the 2015 Notes remain outstanding on November 18, 2016 (the “Exchange Date”), on the Exchange Date all such remaining 2105 Notes shall be exchanged into shares of our common at an exchange price equal to 85% of the lowest daily weighted average price of our common stock during the five (5) consecutive trading days ending and including the trading day immediately prior to the Exchange Date.  The Buyers released all restrictions on the Company’s use of approximately $3.5 million of proceeds of the offering of Notes and, subject to the satisfaction of certain conditions, on November 1, 2016 the Buyers will release all restrictions on the Company’s use of the remaining approximately $3.6 million of proceeds of the offering of our 2015 Notes.

In October 2016, certain holders of the 2015 Notes submitted notices to accelerate previously deferred amortization payments under the 2015 Notes and convert the accelerated payments on the 2015 Notes into shares of the Company’s common stock pursuant to Section 3(a)(9) of the United States Securities Act of 1933, as amended (the “Conversions”).  In connection with the Conversions, the Company issued 92,546,489 shares of common stock upon the conversion of $5,714,805 principal amount of 2015 Notes at a conversion price between $0.28 and $0.02 per share.

On October 24, 2016, the United States District Court for the District of Utah heard oral argument on the motion to dismiss Ms. Steele’s claims filed by the Company on August 15, 2016.  The Court has not yet issued a ruling.

On November 2, 2016, the Company filed a Certificate of Designation for Series E Preferred Stock to the Certificate of Incorporation. The Certificate of Designation reduced, pursuant to Section 151(g) of the Delaware General Corporation Law, the number of authorized Series E Preferred Shares from 2,860,200 Series E Preferred Shares to 74,380 Series E Preferred Shares, the number of Series E Preferred Shares issued and outstanding as of November 2, 2016. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, the 2,785,820 authorized Series E Preferred Shares eliminated pursuant to the reduction return to the available undesignated preferred stock of the Company and may be re-designated into another series of preferred stock.

On November 2, 2016, the Company separately amended and restated the October 2, 2016 Exchange Agreements with each of the Buyers, pursuant to which on November 3, 2016 the Company exchanged all of the remaining 2015 Notes outstanding, approximately $8.4 million in aggregate principal amount thereof, for 8,436 shares of a new class of Series F Convertible Preferred Stock, par value $0.001 per share. In addition, on November 3, 2016, the Company mandatorily converted 2,098 of the Preferred Shares into approximately 104.9 million shares of our common stock, at a conversion price of $0.02 per share. (or, if necessary to comply with the restrictions on beneficial ownership set forth in the Amended Exchange Agreement, with any shares of our common stock in excess of the beneficial ownership restriction held in abeyance until permitted to be received by such holder of Preferred Shares.  The Company reserved approximately 104.9 million shares of our common stock for issuance pursuant to the Certificate of Designations. Due to restrictions on beneficial ownership the Company converted 1,152 shares of Series F Preferred Stock into 57,600,000 shares of common stock pursuant to the mandatory conversion.  The remaining 946 shares of Series F Preferred stock are held in abeyance and remain to be mandatorily converted for the issuance of 47,300,000 shares of common stock. In conjunction with the amendment, each Buyer waived certain existing requirements by the Company to reserve shares of our common stock with respect to the other securities of the Company held by such Buyer including but not limited to waiver of share reserve requirements pursuant to the Company’s 2016 Notes and Series H Warrants.  Concurrent with the closing of the exchange, all restrictions on $3.6 million in cash held in restricted accounts of the Company were released which became available for use by the Company to fund its operations.  After giving effect to such Exchange, all rights and obligations under the 2015 Notes were cancelled and there is no longer a first priority perfected security interest in the assets of the Company securing the 2015 Notes.

On November 3, 2016, the Company filed a Certificate of Designation to its Seventh Amended and Restated Certificate of Incorporation, as amended, creating Series F Preferred Stock of the Company. Each share of Series F Preferred Stock shall have a stated value of $1,000 and a par value of $0.001 per share and shall be entitled to dividends, on an as converted basis, with the holders of our common stock, but will not accrue additional dividends unless a Triggering Event has occurred and is continuing, in which case dividends will accrue at a default rate of 10% per annum.  The holders of Series F Preferred Stock shall have the right to vote with holders of shares of our common stock, voting together as one class on all matters, with each Preferred Share entitling the holder thereof to cast that number of votes per share as is equal to the aggregate number of shares of our common stock on an as converted basis, provided, that no holder (together with such holder’s attribution parties) shall be permitted to have a number of votes in excess of such aggregate number of votes granted to the holders of 9.99% of the shares our common stock then outstanding (including any votes with respect to any shares of our common stock and preferred stock beneficially owned by the holder or such holder’s attribution parties). The Series F Preferred Stock will be initially convertible at the election of the holder into shares of our common stock at a conversion price equal to $0.02, subject to adjustments.

On November 3, 2016, in connection with the issuance of the Series F Preferred Stock, the exercise and conversion prices of certain outstanding securities were automatically adjusted to take into account the conversion price of the Series F Preferred Stock. Accordingly, the exercise price for our Series D, 2015 Subordination, Series H and 2106 Subordination Warrants were adjusted to $0.02 per share of common stock.  The exercise price of our Series B Warrants was adjusted to $91,975 per share of common stock.  The conversion price of our 2016 Notes was adjusted to $1.00 per share of common stock.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our annual report on Form 10-K, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all our revenue will be derived from sales of our C. diff, Group B Strep, Shiga toxin producing E. coli, and Staph ID/R diagnostic tests;
•	our ability to expand our sales and marketing capabilities to increase demand for our existing diagnostic tests and any other diagnostic tests we may develop and gain approval for;
•	our ability to develop additional revenue opportunities, including new diagnostic tests;
•	the timing of regulatory submissions;
•	our ability to maintain regulatory approval of our current diagnostic test and to obtain and maintain regulatory approval for any other diagnostic test we may develop;
•	approvals for clinical trials may be delayed or withheld by regulatory agencies;
•	pre-clinical and clinical studies may not be successful or confirm earlier results or may not meet expectations, regulatory requirements or performance thresholds for commercial success;
•	risks relating to the timing and costs of clinical trials and other expenses;
•	management and employee operations and execution risks;
•	loss of key personnel;
•	competition in the markets we serve;
•	our ability to manufacture our diagnostic tests at sufficient volumes to meet customer needs;
•	our ability to reduce the cost to manufacture our diagnostic tests;
•	risks related to market acceptance of our diagnostic tests;
•	intellectual property risks;
•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing and timing of product launches;
•	our ability to fund our working capital requirements;
•	risks associated with the uncertainty of future financial results;
•	risks associated with raising additional capital when needed and at reasonable terms;

•	risks related to the Company’s outstanding convertible notes issued in July of 2016 (the “2016 Notes”) and the Company’s Series F Preferred Stock;
•	risks associated with our being a penny stock; and
•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

These risks are not exhaustive. Other sections of this Form 10-Q, “Part II. Item 1A. – Risk Factors”, “Item 1A. – Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015, as filed with the Commission on March 1, 2016, and “Risk Factors” in our registration statement on Form S-1, as filed with the Commission on August 15, 2016, may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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

In November 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastrointestinal distress in hospital patients. We currently sell our diagnostic test cartridge in the United States through a direct sales force and we use distributors in the European Union and New Zealand. As of September 30, 2016, we had 255 customers worldwide (234 in the United States and 21 in the rest of the world), who use an aggregate of 510 of our analyzers. Our easy to use platform allows small to medium sized hospitals that we believe could not previously afford more expensive or complex molecular diagnostic systems to modernize their laboratory testing and provide better patient care at an affordable cost.

In addition to our C. diff assay, we have developed three additional tests, Group B Strep assay for which we received FDA clearance in April 2015 and launched commercially in June 2015, Shiga toxin producing E. coli assay, or STEC, for which we received FDA clearance in March 2016 and launched commercially in August 2016, and Staph ID/R assay for which we received FDA clearance in March of 2016 and commercially launched on September 30, 2016.  Additionally, we have five other assays in various stages of product development: (i) a pre-surgical nasal screen for Staphylococcus aureus, or SA, (ii) a food borne pathogen panel, (iii) a panel for candida blood infections (iv) a test for pertussis and, (v) a test for CT/NG.

Since inception, we have incurred net losses from operations each year and we expect to continue to incur losses for the foreseeable future. Our losses attributable to operations for the fiscal year ending December 31, 2015 and the nine months ended September 30, 2016 were approximately $57.9 million and $82.5 million, respectively. As of September 30, 2016, we had an accumulated deficit of $204.4 million.

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

•

Reduce our Cost of Sales through Automation and Volume Purchasing.    We manufacture our proprietary diagnostic cartridges and analyzers at our manufacturing facility in Salt Lake City, Utah. We currently hand-build our diagnostic cartridges and purchase materials at higher per unit cost due to low purchase volumes. We believe that investment in automation of portions of the manufacturing and assembly process and volume purchase pricing will significantly improve our gross margins and enhance our ability to provide a low-cost solution to customers.

Recent Corporate Developments

•

On July 1, 2016, we closed  a $75 million senior secured convertible note financing pursuant to a Securities Purchase Agreement dated June 29, 2016 (the “SPA”) between the Company and certain buyers as set forth in the Schedule of Buyers attached to the SPA, as previously described in the Company’s Current Report on Form 8-K as filed with the Commission on June 29, 2016. In relation to the closing, the Company issued $75 million aggregate principal amount of senior secured convertible notes and Series H common stock purchase warrants exercisable to acquire 56,250,000 shares of common stock. In connection with the Closing, the Company entered into a Pledge and Security Agreement in the form attached to the SPA as Exhibit D with the lead investor, in its capacity as collateral agent (in such capacity, the "Collateral Agent") for all holders of the notes.

•

On August 4, 2016, we entered into an Amendment to the Spring Forth Promissory Note with Spring Forth Investments, LLC (“Spring Forth”) to extend the maturity date of a $500,000 promissory note issued by the Company to Spring Forth in connection with a loan provided by Spring Forth to the Company from July 18, 2016 to July 18, 2017.  The effective date of the Amendment is July 18, 2016.

•

On August 17, 2016, we and certain 2015 Note Buyers holding enough of the 2015 Notes and Series D Warrants to constitute the required holders under Section 9(e) of the 2015 SPA and Section 19 of the 2015 Notes entered into waiver agreements to waive (i) the breach by the Company of Section 4(n)(ii) of the 2015 SPA solely with respect to (x) the Company’s filing of the Registration Statement on Form S-1 (No. 333-213144 ) related to an offering of Units, (y) the Company’s filing of amendments to the Registration Statement on Form S-1 (No. 333-213144) to complete the offering of Units and (z) the Company’s consummation of the offering of Units pursuant to the Registration Statement on Form S-1 (No. 333-213144) no later than September 30, 2016 and (ii) the event of default arising under Section 4(a)(x) of the 2015 Notes due to the Company’s failure to comply with Section 4(n)(ii) of the 2015 SPA as described in the immediately preceding clause (i) above.

•

On August 17, 2016, the Company and certain 2016 Note Buyers holding enough of the 2016 Notes and Series H Warrants to constitute the required holders under Section 9(e) of the 2016 SPA and Section 19 of the 2016 Notes entered into waiver agreements to waive (i) the breach by the Company of Section 4(n)(ii) of the SPA solely with respect to (x) the Company’s filing of the Registration Statement on Form S-1 (No. 333-213144 ) related to an offering of Units, (y) the Company’s filing of amendments to the Registration Statement on Form S-1 (No. 333-213144) to complete the offering of Units and (z) the Company’s consummation of the offering of Units pursuant to the Registration Statement on Form S-1 (No. 333-213144) no later than September 30, 2016 and (ii) the event of default arising under Section 4(a)(x) of the 2016 Notes due to the Company’s failure to comply with Section 4(n)(ii) of the 2016 SPA as described in the immediately preceding clause (i) above.

•

On September 14, 2016, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, which effected a Reverse Stock Split on September 16, 2016 at 12:01 am EDT. As a result of the Reverse Stock Split, every eighty (80) shares of the Company’s issued and outstanding common stock, par value $0.0001 was converted into one (1) share of common stock, par value $0.0001.

•

On September 19, 2016, we entered into separate agreements (each, a “Leak-Out Agreement”) with each of the buyers (“Buyers”) listed on the Schedule of Buyers attached to that certain Securities Purchase Agreement, dated December 28, 2015, by and among the Company and the Buyers. In each Leak-Out Agreement, the Company and a Buyer agreed that during the period commencing on September 20, 2016 through November 1, 2016, neither such Buyer nor any of its affiliates will sell, directly or indirectly, on any trading day more than a fixed percentage (as designated in such Leak-Out Agreement, which, in the aggregate for all Buyers, equals approximately 35%) of the trading volume of our common stock on the Nasdaq Capital Market, unless our common stock is then trading above the lower of (x) $5.50 or (y) 120% of the closing bid price of our common stock as of the trading day immediately preceding such date of determination.

•

On October 2, 2016, we entered into separate exchange agreements (each, an “Exchange Agreement”) with each of the Buyers, pursuant to which, among other things each of the parties thereto agreed to the following:

(i)

If any Notes remain outstanding on November 18, 2016 (the “Exchange Date”), on the Exchange Date all such remaining Notes shall be exchanged into shares of our common stock (or, if necessary to comply with the restrictions on beneficial ownership set forth in the Exchange Agreement, a combination of shares of our common stock and rights to acquire shares of our common stock without the payment of any additional consideration) at an exchange price equal to 85% of the lowest daily weighted average price of our common stock during the five (5) consecutive trading days ending and including the trading day immediately prior to the Exchange Date (the “Exchange”);

(ii)

During the period from October 3, 2016 through November 17, 2016, pursuant to Section 7(d) of the Notes, the Company will permit each Buyer to convert the Notes at an alternate conversion price equal to 85% of the lowest daily weighted average price of our common stock during the five (5) consecutive trading days ending and including the date of conversion (each, a “Voluntary Reduction”);

(iii)

The Buyers released all restrictions on the Company’s use of approximately $3.5 million of proceeds of the offering of Notes and, subject to the satisfaction of certain customary conditions, including that the daily dollar trading volume of our common stock during the twenty trading days immediately prior to November 1, 2016 is at least $100,000 per trading day, on November 1, 2016 the Buyers will release all restrictions on the Company’s use of the remaining approximately $3.6 million of proceeds of the offering of our Notes;

(iv)

Each of the Buyers agreed to waive various economic antidilution adjustments that would have otherwise occurred as a result of such Voluntary Reductions to certain other securities issued by the Company and held by such Buyers; and

(v)

Each of the Buyers agreed that, while the Note will continue to amortize in accordance with the terms of the Note in October 2016, any amortization to occur in November 2016 will be deferred in accordance with the terms of the Notes until December 2016 unless exchanged or converted in full prior to such date.

(vi)

The Leak-Out Agreements, each by and between a Buyer and the Company, shall be amended by increasing the aggregate leak-out percentage from 35% to 40% of our common stock’s daily trading volume and removing any leak-out restrictions during the period commencing on October 17, 2016 and ending and including October 21, 2016.

The Exchange is subject to customary closing conditions, including without limitation that no unwaived event of default under the Notes exists and is continuing and that the arithmetic average of the daily dollar trading volume of our common stock during the twenty trading days prior to the Exchange is at least $300,000.

•

On October 17, 2016, we entered into separate agreements (each, an “Amended Leak-Out Agreement”) with each of the buyers (“Buyers”) listed on the Schedule of Buyers attached to that certain Securities Purchase Agreement, dated December 28, 2015, by and among the Company and the Buyers. In each Amended Leak-Out Agreement, the Company and a Buyer agreed that during the period commencing on October 17, 2016 through and including October 21, 2016, neither such Buyer nor any of its affiliates will sell, directly or indirectly, on any trading day more than a fixed percentage (as designated in such Leak-Out Agreement, which, in the aggregate for all Buyers, equals approximately 40%) of the trading volume of our common stock on the Nasdaq Capital Market, unless our common stock is then trading above the lower of (x) $5.50 or (y) 120% of the closing bid price of our common stock as of the trading day immediately preceding such date of determination.

•

On November 2, 2016, the Company separately amended and restated the Exchange Agreements (each, an “Amended Exchange Agreement”) with each of the Buyers, pursuant to which, among other things, the following occurred (or will occur, as applicable):

(i)

On November 3, 2016, the Company will exchange all of the remaining Notes outstanding, approximately $8.4 million in aggregate principal amount thereof, for 8,436 shares of a new class of Series F Convertible Preferred Stock, par value $0.001 per share (collectively, the “Preferred Shares”), pursuant to a certificate of designations, preferences and rights of the Preferred Shares (the “Certificate of Designations”), described more fully under “Terms of the Certificate of Designations” below.

(ii)

On November 3, 2016, so long as no Triggering Event (as defined below) then exists, the Company will mandatorily convert 2,098 of the Preferred Shares into approximately 104.9 million shares of our common stock, at a conversion price of $0.02 per share (or, if necessary to comply with the restrictions on beneficial ownership set forth in the Amended Exchange Agreement, with any shares of our common stock in excess of the beneficial ownership restriction held in abeyance until permitted to be received by such holder of Preferred Shares).

(iii)	The restricted period of each Amended Leak-Out Agreements, each by and between a Buyer and the Company, was extended until November 30, 2016.
(iv)

The Company reserved approximately 104.9 million shares of our common stock for issuance pursuant to the Certificate of Designations. Each Buyer waived certain existing requirements by the Company to reserve shares of our common stock with respect to the other securities of the Company held by such Buyer including but not limited to waiver of share reserve requirements pursuant to the securities Purchase Agreement dated June 29, 2016 related to the Company’s 2016 senior secured convertible notes and Series H Warrants.

(v)

Concurrent with the closing of the exchange, all restrictions on $3.6 million in cash held in restricted accounts of the Company will be released, which will then be available for use by the Company to fund its operations.

•

On November 2, 2016, we filed a Certificate of Designation for Series E Preferred Stock to the Certificate of Incorporation. The Certificate of Designation reduced, pursuant to Section 151(g) of the Delaware General Corporation Law, the number of authorized Series E Preferred Shares from 2,860,200 Series E Preferred Shares to 74,380 Series E Preferred Shares, the number of Series E Preferred Shares issued and outstanding as of November 2, 2016. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, the 2,785,820 authorized Series E Preferred Shares eliminated pursuant to the reduction return to the available undesignated preferred stock of the Company and may be re-designated into another series of preferred stock.

•

On November 3, 2016, in connection with the issuance of the Series F Preferred Stock, the exercise and conversion prices of certain outstanding securities were automatically adjusted to take into account the conversion price of the Series F Preferred Stock. Accordingly, the exercise price for our Series D, 2015 Subordination, Series H and 2106 Subordination Warrants were adjusted to $0.02 per share of common stock.  The exercise price of our Series B Warrants was adjusted to $91,975 per share of common stock.  The conversion price of our 2016 Notes was adjusted to $1.00 per share of common stock.

Results of Operations

The following presents an overview of our results of operations for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenue

	Three months ended
	September 30,		Increase
	2016	2015	$	%
C. diff	$625,827	$521,164	$104,663	20%
Group B Strep	108,730	24,770	83,960	339%
STEC	1,260	—	1,260	—
	$735,817	$545,934	$189,883	35%

Revenue increased 35% for three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  Revenue derived from the sale of STEC assays began since the product was commercially launched in August 2016.  There was no revenue from the sale of SIDR assays during the third quarter, as the product did not launch until the last day of September 2016, but SIDR revenue is expected during the fourth quarter of 2016.  The 35% increase in total sales was attributable to the number of customers increasing to 255 by September 30, 2016, as compared to 143 at the end of September 30, 2015.  In addition, the number of analyzers placed with customers rose to 510 at September 30, 2016, as compared to 336 at the end of September of the prior year.  During 2016, the Company was intensely focused on building its customer base and placing additional analyzers in the field.  While the increase in customers and analyzers was not always directly proportional to the increase in the Company’s traditional C. diff sales, the Company anticipates selling higher quantities of existing assays, as well as new assays to this larger customer group once new products come to market.

Cost of sales

	Three months ended September 30,
	2016		2015		Increase
		% of		% of
	Expense	revenue	Expense	revenue	$	%
Materials and direct labor	$703,070	96%	$449,000	82%	$254,070	57%
Indirect labor, overhead, and royalties	1,077,966	146%	429,618	79%	648,348	151%
Analyzer depreciation	380,943	52%	224,109	41%	156,834	70%
	$2,161,979	294%	$1,102,727	202%	$1,059,252	96%

The overall cost of direct labor for the third quarter of 2016 increased as a percentage of revenue as compared to the third quarter of 2015 due to the hiring of production workers for additional daily shifts due to both an increase in production of existing assays, and in anticipation of production of our new STEC and Staph ID/R assays.  These two assays were launched in August and September of 2016.  Similarly, indirect labor and overhead increased as a percentage of revenue due to anticipated demand for new assays, along with underutilization of capacity in our analyzer manufacturing group.  During periods when analyzers are being manufactured, the group’s labor and overhead costs are allocated to the cost of the analyzers produced and expensed eventually through depreciation.  Otherwise, the group’s costs are expensed directly to cost of sales during the period incurred.  Depreciation of analyzers also increased since the number of analyzers placed in the field grew from 336 at September 30, 2015, to 510 at September 30, 2016.

Operating Expenses

	Three months ended
	September 30,		Increase
	2016	2015	$	%
Research and development	$3,737,415	$2,878,316	$859,099	30%
Selling and marketing	1,644,075	1,481,140	162,935	11%
General and administrative	2,464,159	1,795,766	668,393	37%
	$7,845,649	$6,155,222	$1,690,427	27%

Research and Development

Research and development expenses increased 30% during the three months ended September 30, 2016, due to an increase of $187,126 for hiring new developers and scientists, an increase of $589,768 for additional costs for clinical trials, experimental assays, and outside consultants, all related to the development of new products, and a net increase of all other research and development expenses aggregating $82,205.

Selling and Marketing

The third-quarter 2016 increase in sales and marketing expenses was due to $160,091 in higher salaries and travel costs resulting from an increase in sales and marketing personnel, stemming from the increase in efforts to add customers and sell additional existing and newly-developed assays.  These higher costs included increased commissions related to the increase in new customers, and were also the result of efforts to place additional analyzers in the field.  Also included in the increase was $36,028 in other expenses, offset by a $33,184 decrease in promotional assay costs as two new products were finally launched to customers.

General and Administrative

The increase in general and administrative expenses during the third quarter of 2016 resulted from increased rent expense of $111,696, as well as $676,582 in increased legal and consulting fees incurred during 2016 because of increased financing activities.  In addition, there were $50,411 in other general and administrative expenses, which were offset by a $170,296 decrease in compensation and travel expenses over the prior year related to certain one-time expenses incurred during 2015.

Interest Expense

Interest expense for the three months ended September 30, 2016 increased by $138.0 million, from $253,220 to $138.2 million, as compared to the three months ended September 30, 2015. The increase was due mainly to the $119.2 million loss on the issuance of the 2016 convertible note, $18.5 million in debt discount amortizations on our convertible notes, which we didn’t have during the third quarter of 2015 and $244,900 increase in all other interest.

Change in Fair Value of Derivative Liability

The change in the fair value of the derivative liability resulted in a gain in earnings for the three months ended September 30, 2016 of $135.7 million, as compared to a gain in earnings of $20.0 million for the three months September 30, 2015.  This resulted in an increase in the gain recorded in earnings by $115.7 million for the three months ended September 30, 2016. During 2016’s third quarter we had a decrease in the fair value of our conversion feature and warrants associated with the 2016 Notes in the amount of $102.1 million, a decrease in the fair value of our conversion feature and warrants associated with the 2015 Notes in the amount of $28.3 million, and a decrease in the fair value of all other derivative securities in the amount of $5.3 million.  These decreases were all a result of the decrease in the value of our common stock during the third quarter.

During the three months ended September 30, 2015, the fair value of all the derivative securities decreased by $20.0 million, also due to the decrease in the value of our common stock during the period.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenue

	Nine months ended
	September 30,		Increase
	2016	2015	$	%
C. diff	$1,934,736	$1,503,600	$431,136	29%
Group B Strep	260,200	26,570	233,630	879%
STEC	1,260	—	1,260	—
	$2,196,196	$1,530,170	$666,026	44%

Revenue increased 44% for nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.  Revenue derived from the sale of STEC assays began since the product was commercially launched in August 2016.  There was no revenue from the sale of SIDR assays during the third quarter, as the product did not launch until the last day of September 2016, but SIDR revenue is expected during the fourth quarter of 2016.  The 44% increase in total sales was attributable to the number of customers increasing to 255 by September 30, 2016, as compared to 143 at the end of September 30, 2015.  In addition, the number of analyzers placed with customers rose to 510 at September 30, 2016, as compared to 336 at the end of September of the prior year.  During 2016, the Company was intensely focused on building its customer base and placing additional analyzers in the field.  While the increase in customers and analyzers was not always directly proportional to the increase in the Company’s traditional C. diff sales, the Company anticipates selling higher quantities of existing assays, as well as new assays to this larger customer group once new products come to market.

Cost of Sales

	Nine months ended September 30,
	2016		2015		Increase
		% of		% of
	Expense	revenue	Expense	revenue	$	%
Materials and direct labor	$1,958,445	89%	$1,233,768	81%	$724,677	59%
Indirect labor, overhead, and royalties	2,917,074	133%	1,483,408	97%	1,433,666	97%
Analyzer depreciation	1,036,576	47%	652,092	43%	384,484	59%
	$5,912,095	269%	$3,369,268	220%	$2,542,827	75%

The overall cost of direct labor increased as a percentage of revenue due to the hiring of production workers during the third quarter of 2016 for additional daily shifts in anticipation of increased production of STEC and Staph ID/R assays.  These two assays were launched in August and September of 2016.  Similarly, indirect labor and overhead increased as a percentage of revenue due to anticipated demand for new assays, along with underutilization of capacity in our analyzer manufacturing group.  During periods when analyzers are being manufactured, the group’s labor and overhead costs are allocated to the cost of the analyzers produced and expensed eventually through depreciation.  Otherwise, the group’s costs are expensed directly to cost of sales during the period incurred.  Depreciation of analyzers also increased since the number of analyzers placed in the field grew from 336 at September 30, 2015, to 510 at September 30, 2016.

Operating Expenses

	Nine months ended
	September 30,		Increase
	2016	2015	$	%
Research and development	$9,492,887	$6,284,170	$3,208,717	51%
Selling and marketing	4,892,903	3,206,957	1,685,946	53%
General and administrative	7,163,214	4,132,973	3,030,241	73%
	$21,549,004	$13,624,100	$7,924,904	58%

Research and Development

Research and development expenses increased 51% during the nine months ended September 30, 2016, as compared to the same period during the prior year, due to an increase of $899,860 for hiring new developers, scientists, and recruiting costs, an increase of $1.9 million for additional costs for clinical trials, experimental assays, and outside consultants, all related to the development of new products, and a net increase of all other research and development expenses aggregating $382,539.

Selling and Marketing

The 2016 increase in sales and marketing expenses as compared to 2015 was due to primarily to $1.4 million in higher salaries, travel, and promotional assay costs resulting from an increase in sales and marketing personnel and their increased efforts to add customers and sell additional existing and newly-developed assays.  These higher expenses included increased commissions related to the increase in new customers, and were also the result of efforts to place additional analyzers in the field. All other expenses increased $311,764.

General and Administrative

The increase in general and administrative expenses for the first three quarters of 2016 compared to 2015 resulted from an increase of $502,632 related to the hiring of additional accounting and human resource personnel, as well as $232,351 in increased rent expense, all to accommodate growth experienced during 2016 and growth anticipated in the future.  In addition, there was $1.7 million in increased legal and consulting fees incurred during 2016 because of increased financing activities.  There was also a $201,883 in additional corporate registration and property tax expenses, and $441,022 in all other general and administrative expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2016 increased by $149.8 million, from $868,587 to $150.7 million, as compared to the nine months ended September 30, 2015. The increase was due mainly to the $119.2 million loss on the issuance of the 2016 convertible note, $30.4 million in debt discount amortizations on our convertible notes, which we didn’t have during the prior year and $212,415 increase in all other interest.

Net Gain on Exchange and Issuance of Warrants

The exchange and issuance of warrants during the nine months ended September 30, 2016 resulted in a net gain of $3.4 million. During the nine months ended September 30, 2016, we recognized a gain on the exchange of Series E Warrants in the amount of $4.1 million.  This gain was partially offset by a loss on the issuance of our Series G Warrants in the amount of $0.7 million.  We did not have a warrant exchange and issuance during the nine months ended September 30, 2015.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability resulted in a gain in earnings of $106.9 million for the nine months ended September 30, 2016 as compared to loss in earnings of $22.6 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we had a decrease in the fair value of our conversion feature and warrants associated with the 2016 Notes in the amount of $102.1 million and a decrease in the fair value of all other derivative securities in the amount of $4.8 million.  These decreases were the result of the decrease in the value of our common stock during the period.

During the nine months ended September 30, 2015 we were required to record a charge in the amount of $55.6 million to record the derivative liability on the issuance date of our Series C warrants offered as part of the follow-on offering. This charge was partially offset by an amount of $33.0 million due to the decrease in the fair value of all derivative securities as a result of the decrease in the value of our common stock during the period.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our IPO, our follow-on public offerings, cash exercises of warrants, sales of our preferred stock, convertible notes, and revenues from operations.  At September 30, 2016, we had unrestricted cash of $809,763, and restricted cash of $69.1 million.  The restricted cash is related to convertible notes we entered into in December 2015 and July 2016, and the restrictions on the use of the cash will be released during the rest of 2016 and 2017 as certain equity conditions are met. The cash will be used to finance the continued growth in product sales, to invest in further product development, and to meet ongoing corporate needs.

In February 2016, we completed a follow-on public offering, whereby 39,200,000 units were sold at a price of $0.16 per unit for net proceeds of $5.0 million after deducting underwriting commissions and offering costs.  Each group of 2,800 units converted into one share of our common stock, along with 4,200 Series E Warrants to purchase one share of common stock.

In June 2016, we completed another follow-on public offering, whereby 3,160,000 units were sold at a price of $1.90 per unit for net proceeds of $5.3 million after deducting underwriting commissions and offering costs.  Each group of 80 units converted into one share of our common stock, along with 80 Series G Warrants to purchase one share of common stock.

In July 2016, we entered into a securities purchase agreement to issue $75 million of original issue discount convertible notes and related Series H Warrants and Subordination Warrants to purchase common stock.  We received $68 million in total proceeds, of which $62 million was placed in restricted accounts.  Currently, the notes are convertible into 75,000,000 shares of common stock, the Series H Warrants are convertible into 703,125 shares of common stock, and the Subordination Warrants are convertible into 21,094 shares of common stock.

We have limited liquidity and have not yet established a stabilized source of revenue sufficient to cover operating costs, based on our current estimated burn rate.  Accordingly, as discussed herein, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets.

Summary Statement of Cash Flows for the Nine Months ended September 30, 2016 and 2015

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2016	2015
Cash used in operating activities	$(24,138,118)	$(14,847,494)
Cash used in investing activities	(2,908,404)	(4,066,052)
Cash provided by financing activities	23,068,526	24,199,434
Net increase (decrease) in cash	$(3,977,996)	$5,285,888

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2016 was $24.1 million. The net loss of $82.5 million was offset by non-cash items of $30.4 million for the convertible note debt discount amortization, $119.2 million for the loss on the issuance of convertible note, $17.2 million for the loss on the extinguishment of debt, $1.9 million for the increase in depreciation and amortization, and $196,315 in all other non-cash items.  These non-cash increases were partially offset by $106.9 million change in the fair value of the derivative liability, and $3.4 million for a non-cash net gain on the exchange and issuance of warrants. The change in operating assets and liabilities resulted in a further use of cash of $288,648, primarily due to a rise in inventory and accounts receivable amounts attributable to the launch of new products and sales increases, offset partially by a related net rise in accounts payable, accrued liabilities and vendor prepayments.

Cash used in operating activities for the nine months ended September 30, 2015 was $14.8 million. The net loss of $39.0 million was offset by other non-cash items of $22.6 million for the increase in fair value of derivative liability, $1.1 million for the increase in depreciation and amortization, and a $179,213 net increase in all other non-cash items. The change in operating assets and liabilities further offset the net loss by another $157,424 due to a $552,275 increase in accrued liabilities due mainly to payroll, and a $457,250 increase in accounts payable related to the growth in our operations and the timing of payments.  These were partially offset by an increase of $576,872 in inventory, a $197,270 increase in prepaid and other assets, and a $77,959 increase in accounts receivable

Cash Flows from Investing Activities

Cash used in investing activities was $2.9 million for the nine months ended September 30, 2016, and was related to the costs associated with the construction of analyzers and other equipment in the amount of $2.0 million, and the purchase of equipment in the amount of $912,862.

Cash used in investing activities was $4.1 million for the nine months ended September 30, 2015, and was related to the purchase of equipment in the amount of $842,225, and the costs associated with the construction of analyzers and other equipment in the amount of $3.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $23.1 million, comprised of net proceeds of $10.7 million from the sale of units in our follow-on offerings, the release of $6.7 million in funds from our restricted cash accounts, net proceeds of $5.5 million from the issuance of convertible notes payable, and $1.4 million in proceeds from the exercise of underwriter purchase warrants and Series G Warrrants.  These were partially offset by $314,879 for the cash settlement of the exercise of Series C Warrants, and $955,455 in payments made on capital leases and notes payable.

Cash provided by financing activities for the nine months ended September 30, 2015 was $24.2 million, comprised of net proceeds of $21.7 million from the sale of units in our follow-on offering, proceeds of $250,000 from related-party notes payable, and $3.2 million in proceeds from the exercise of warrants, partially offset by $954,585 in payments made on capital leases, notes payable, and related-party notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. At September 30, 2016, we had unrestricted and restricted cash amounts of $809,763 and $69.1 million, respectively.  We have incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about our ability to continue as a going concern.  We sustained a net loss for the nine months ended September 30, 2016 of $83.0 million and a net loss for the year ended December 31, 2015 of $57.9 million. We have an accumulated deficit of $204.9 million as of September 30, 2016.  During the nine months ended September 30, 2016, cash used for operations was $24.1 million. Whether and when we can attain profitability and positive cash flows from operations is uncertain.

We intend to continue to develop our products and expand our customer base, but we do not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, we have obtained and intend to continue to obtain financing in order to fund our working capital and development needs.  In February 2016, we obtained financing by completing a follow-on offering for net proceeds of $5.0 million, and in June 2016, we completed another follow-on offering for net proceeds of $5.3 million. In July 2016, we signed and issued convertible notes for net proceeds of $68 million, of which a net $5.4 million was immediately available while the rest of the proceeds were placed in the Company’s restricted accounts. Through September 30, 2016, we have drawn from restricted accounts a total of $6.7 million related to both our July 2016 and December 2015 convertible notes.  However, in order to continue operations we will need to obtain additional financing in addition to the anticipated release of restrictions from funds currently in the Company’s restricted accounts under the terms of our convertible notes. We believe the release of restrictions on funds related to the December 2015 Notes in relation to the exchange of the December 2015 Notes for Series F Preferred Stock will allow us to continue operations through mid-December 2016. We anticipate that we will require an additional $7 million in financing by mid-December 2016 to bridge the gap between the funds released upon the exchange of the 2015 Notes, until funds can be released from restricted cash accounts under the terms of the 2016 Notes.  If we don’t receive at least $7 million in financing by mid-December of 2016, the Company will not be able to continue operations as currently planned, and will be required to either curtail or cease operations.

We have been able to meet our short-term needs through private placements of convertible preferred securities, an initial public offering (“IPO”), follow-on public offerings, convertible debt and the sale and leaseback of analyzers used to report test results. We will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of analyzers, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. We can provide no assurance that we will be able to obtain sufficient additional financing that we need to alleviate doubt about our ability to continue as a going concern. If we are able to obtain sufficient additional financing proceeds, we cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders will likely experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain additional financings, the impact on our operations will be material and adverse.

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

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. Over the past two years on occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally. During the nine months ended September 30, 2016 there were no analyzers sold to international distributors.

Derivative Instruments

The Company accounts for derivative instruments under the provisions of ASC 815 Derivatives and Hedging. ASC 815 requires the Company to record derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings. As a result of certain terms, conditions and features included in our convertible notes and certain common stock purchase warrants granted by the Company, those securities are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

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

Stock Based Compensation

We measure and recognize compensation expense for stock options granted to our employees and directors, based on the estimated fair value of the award on the grant date. Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our stock-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the Statements of Standards for Valuation Services No. 1 of the American Institute of Certified Public Accountants. Since our IPO, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock on the date of grant.

We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2015, being the last day of our prior fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised standards pursuant to Section 107(b) of the Act. The election is irrevocable.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management's assessment of its internal controls.
•

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A (a) and (b) of the Securities Exchange Act of 1934.

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

ITEM 4. CONTROLS AND PROCEDURES

Internal Control Over Financial Reporting

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation of our disclosure controls and procedures as of September 30, 2016, the CEO and CFO concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of September 30, 2016.

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

We continue to take steps to remediate the underlying causes of the material weaknesses. As of September 30, 2016, we are in the process of implementing and improving our controls and procedures. We have hired additional accounting and IT personnel to help improve our segregation of duties.  In January 2016, we engaged a third-party consultant to assist us in making further improvements to our existing internal controls over financial reporting, and are continuing the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We also continue to engage third-party consultants to provide support and to assist us with our evaluation of complex technical accounting matters. We believe these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been fully completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

On June 15, 2016, Ms. Steele also filed a complaint against Great Basin Scientific, Inc. in the United States District Court for the District of Utah alleging retaliation in violation of the False Claims Act based on similar alleged facts. Ms. Steele seeks back pay, special damages, consequential damages, compensatory damages, interest, fees and costs. On August 15, 2016, Great Basin Scientific, Inc. filed a motion to dismiss Ms. Steele’s claims.  On October 24, 2016, the United States District Court for the District of Utah heard oral argument on the Motion to Dismiss but has not yet issued a ruling.

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

As part of the convertible note financing for the 2016 Notes, we are required to repay the principal on the convertible notes in installments in cash or shares of common stock and we are required to issue shares upon the exercise of our Series D warrants and Series H warrants. Additionally, our Series F Preferred Stock is convertible into shares of our common stock. The issuance of shares of our common stock pursuant to the Series D warrants, 2016 Notes and related Series H warrants and the Series F Preferred Stock will result in significant dilution to our stockholders.

Our stockholders will experience significant dilution as a result of shares of our common stock issued pursuant to outstanding Series D warrants, 2016 Notes and related Series H warrants and our Series F Preferred Stock. Under the Series D warrants, 2016 Notes and related Series H warrants and Series F Preferred Stock, we are required to have reserved or have designated for future issuance a number of shares of common stock necessary to effect the conversion of such convertible notes and preferred stock and the exercise of the Series D warrants and Series H warrants, subject to potential future anti-dilution adjustments.

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

For conversions at the election of the holder that are not subject to a floor price, and at the current conversion rate of $1.00 for such conversions, the $75 million in principal amount of 2016 Notes would be convertible into 75,000,000 shares of our common stock. For conversions in relation to the 2016 Notes amortization payments on the convertible notes, if all amortization payments are made at an 80% discount to the current market price per share, approximately $0.02 per share, then we could potentially issue up to approximately 3.75 billion shares of our common stock.

Further, we issued Series D warrants issuable to acquire 16.6% of our issued and outstanding shares of common stock on a fully-diluted basis, which are subject to a one time reset on December 31, 2016 to 16.6% of our fully diluted shares of common stock on that date. As of November 14, 2016, the Series D warrants were exercisable to acquire 1,290 shares of common stock at an exercise price of $0.02 per share, subject to adjustment for subsequent issuances.

Further, we issued Series H warrants exercisable as of November 14, 2016, to acquire 724,219 shares of common stock at an exercise price of $0.02 per share, subject to adjustment for certain subsequent issuances.

The Series F Preferred Stock is initially convertible at the election of the holder into shares of our common stock at a conversion price equal to $0.02, subject to adjustments. From and after July 3, 2017, the Series F Preferred Stock shall be convertible at a conversion price equal to 85% of the arithmetic average, in each case of the lower of (i) the three lowest daily weighted average prices of the our common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the date of determination and (iii) the weighted average price of the our common stock on the trading day immediately preceding the date of determination.  On November 3, 2016, 2,098 Series F Preferred shares were mandatorily converted into 104.9 million shares of our common stock at a conversion price of $0.02 per share. Due to shares held in abeyance as described below, as of November 14, 2016 we had converted 1,152 Series F Preferred Shares into shares of common stock pursuant to the mandatory conversion.  946 additional Series F Preferred shares remain to be mandatorily converted for the issuance of 47,300,000 shares of common stock.  On November 3, 2018, so long as no Triggering Event then exists, any remaining Preferred Shares then outstanding shall be converted into shares of our common stock at a conversion price of $0.02 per share. In each case, shares of our common stock will be held in abeyance to the extent necessary to satisfy limitations on beneficial ownership as described in the Certificate of Designations for the Series F Preferred Stock.  As of November 14, 2016, based on 7,284 shares of Series F Preferred Stock issued and outstanding, at a conversion price of $0.02 per share, we could potentially issue up to 364,200,000 shares of our common stock on conversion of Series F Preferred Stock.

Due to the variable nature of the adjustments of the 2016 Notes and Series F Preferred Stock conversion prices and the formula which sets certain conversion prices of these securities based on a discount to the then current market price, the Company could issue more shares of common stock upon conversion of these securities than anticipated above.  This is especially the case if the Company conducts a reverse stock split which increases the per share price in the market but such price subsequently drops below the immediate post-split price. Although we have the option to settle the principal payments on the convertible notes in cash and certain conversion and exercise restrictions are placed upon the holders of the convertible notes and Series D warrants and Series H Warrants, the issuance of material amounts of common stock by us would cause our stockholders to experience significant dilution in their investment in our Company.

The convertible notes and the Series F Preferred Stock have anti-dilution provisions triggered by the issuance of shares of common stock and securities exercisable for shares of our common stock at prices below the then current conversion price for the convertible notes, pursuant to which the conversion price of the convertible notes will be adjusted downward and could make it more likely that such convertible notes are converted by the holders diluting our current stockholders and requiring that we reserve more shares for issuance under the convertible notes, which could create an authorized share failure under the terms of the convertible notes.

The conversion price of our 2016 Notes, currently $1.00, is subject to reduction upon us issuing shares of our common stock or securities exercisable or convertible for shares of our common stock at a per share price below the then current conversion price. In such case, the conversion price is reduced to be equal to the lowest per share price in the triggering issuance.

Our obligations to the holders of our 2016 Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the convertible note holders could foreclose on our assets.

Our obligations under the 2016 Notes and the transaction documents relating to those convertible notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the convertible notes or the transaction documents, the holders of the convertible notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

The holders of the 2016 Notes have certain additional rights upon an event of default under such convertible notes which could harm our business, financial condition and results of operations and could require us to reduce or cease or operations.

Under the 2016 Notes, the holders have certain rights upon an event of default. Such rights include (i) the remaining principal amount of the convertible notes bearing interest at a rate of 10% per annum, (ii) during the event of default the conversion price being adjusted to the lowest of (a) the conversion price then in effect, (b) 75% of the lowest weighted average price of the common stock during the 30 consecutive trading day period ending on the trading day immediately preceding the date of the event of default conversion and (c) 75% of the weighted average price of the common stock on the date of the applicable event of default conversion, and (iii) the holder having the right to demand redemption of all or a portion of the convertible notes, as described below. At any time after certain notice requirements for an event of default are triggered, a holder of convertible notes may require us to redeem all or any portion of the convertible note by delivering written notice. Each portion of the convertible note subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (x) 125% of the conversion amount being redeemed and (y) the product of (A) the conversion amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing price of the shares of common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the redemption notice, by (II) the lowest conversion price in effect during such period. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to reduce or cease operations.

Holders of our Series F Preferred Stock have certain additional rights upon the occurrence of certain triggering events which could harm our business, financial condition and results of operations and could require us to reduce or cease or operations.

Under the Certificate of Designations for the Series F Preferred Stock, the holders will have certain rights upon a “Triggering Event” (as defined in the Certificate of Designations). Such rights include (i) the remaining principal amount of the Preferred Shares bearing interest at a rate of 10% per annum, (ii) during the Triggering Event the conversion price being adjusted to the lowest of (a) the conversion price then in effect, (b) 75% of the lowest weighted average price of the our common stock during the 30 consecutive trading day period ending on the trading day immediately preceding the date of the Triggering Event conversion and (c) 75% of the weighted average price of the our common stock on the date of the applicable Triggering Event conversion, and (iii) the holder having the right to demand redemption of all or any number of the preferred shares.

At any time after the earlier of the holder’s receipt of a notice of an Triggering Event and the holder becoming aware of an Triggering Event and ending on the 15th trading day after the later of (x) the date such Triggering Event is cured and (y) the holder’s receipt of an Triggering Event notice, the holder may require the Company to redeem all or any number of the preferred shares at a price equal to the greater of (x) 125% of the conversion amount being redeemed and (y) the product of (A) the conversion amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing price of the shares of our common stock during the period beginning on the date immediately preceding such Triggering Event and ending on the date the holder delivers the redemption notice, by (II) the lowest conversion price in effect during such period.

“Triggering Event” includes, but is not limited to (and subject to the ability to cure in certain instances): (i) (A) the suspension from trading for more than an aggregate of ten (10) trading days in any 365-day period or (B) the failure of the our common stock to be listed on an eligible market; (ii) the Company's (i) failure to convert the Preferred Shares or related warrants by delivery of the required number of shares of our common stock within five (5) trading days after the applicable conversion or exercise date, (ii) notice of its intention not to comply with a request for conversion or exercise of the Preferred Shares or related warrants or (iii) the Company fails to have sufficient authorized shares to convert the Preferred Shares and related warrants in full for 75 consecutive days. (iii) any payment failure; (iv) any default under, redemption of or acceleration prior to maturity of more than $100,000, individually or in the aggregate, of Indebtedness of the Company or any of its Subsidiaries; (v) certain bankruptcy events; (vii) a final judgment or judgments for the payment of money aggregating in excess of $250,000, individually or in the aggregate, are rendered against the Company or any of its Subsidiaries and which judgments are not, within sixty (60) days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within seventy-five (75) days after the expiration of such stay; provided, however, that any judgment which is covered by insurance or an indemnity from a credit worthy party shall not be included in calculating the $250,000 amount set forth above so long as the Company provides each holder a written statement from such insurer or indemnity provider (which written statement shall be reasonably satisfactory to such holder) to the effect that such judgment is covered by insurance or an indemnity and the Company will receive the proceeds of such insurance or indemnity within forty-five (45) days of the issuance of such judgment; (viii) breaches of representations, warranties and covenants in the Certificate of Designations and related transaction documents; or (ix) the Company's failure for any reason after the date that is six (6) months immediately following the Issuance Date to satisfy the current public information requirement under Rule 144(c) of the 1933 Act.

The triggering and exercise of any of these rights could substantially harm our financial condition and force us to reduce or cease operations.

Holders of our Series F Preferred Stock have voting rights on an as converted basis. These rights permit the holders of the Series F Preferred Stock to vote up to certain percentage of our outstanding voting securities. The holders of the preferred shares may have interests in matters brought before the shareholders that are different than holders of common stock.

The holders of Series F Preferred Stock have the right to vote with holders of shares of our common stock, voting together as one class on all matters, with each Series F Preferred share entitling the holder thereof to cast that number of votes per share as is equal to the aggregate number of shares of our common stock into which it is then convertible (without regard to any limitations on conversion set forth in the Certificate of Designations including without limitation, the maximum percentage and/or the failure to have a sufficient number of shares of common stock reserved or available for issuance pursuant to the Certificate of Designations) using the record date for determining the stockholders of the Company eligible to vote on such matters as the date as of which the conversion price is calculated; provided, that no holder (together with such holder’s attribution parties) shall be permitted to have a number of votes in excess of such aggregate number of votes granted to the holders of 9.99% of the shares our common stock then outstanding (including any votes with respect to any shares of our common stock and preferred stock beneficially owned by the holder or such holder’s attribution parties).

The holders of the Series F Preferred Stock may have interests in matters brought before the shareholders that are different than the interests of holders of our common stock. Specifically, the holders of our Series F Preferred Stock are also holders of our 2016 Notes and their interests in relation to shareholder matters that affect the 2016 Notes will be different that the interests of holders of our common stock. While the Series F Preferred Stock holders do not act as a group in the instances where their interests are aligned, their ability to cast votes on an as converted basis may affect the outcome of any shareholder votes on such matters.

Broker-dealers may be discouraged from effecting transactions in our shares of common stock because they are considered a penny stock and are subject to the penny stock rules.

Our shares of common stock are currently considered a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The shares of common stock are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares of common stock. Consequently, these penny stock rules may affect the ability of broker-dealers to trade in the shares of common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the three months ended September 30, 2016 were previously reported on a Current Report on Form 8-K.

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

As of September 30, 2016, all of the $8.8 million of total net proceeds from our IPO has been used. We had broad discretion in the use of the net proceeds from our IPO. The table below shows a comparison of the use of proceeds as disclosed in our IPO Prospectus with the actual usage of these net proceeds (in millions):

	Disclosed
	use of
	proceeds	Actual	Difference
	in our IPO	use of	over
	prospectus	proceeds	(under)
Research and development expenses	$1.4	$1.2	$(0.2)
Sales and marketing expenses	1.4	0.9	(0.5)
Manufacture analyzers for customers	1.1	1.2	0.1
Automate manufacturing facility and increase capacity	0.2	0.5	0.3
General corporate purposes	4.7	5.0	0.3

Total net proceeds	$8.8	$8.8	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit No.	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. as amended through November 3, 2016

3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)

3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)

3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (6)

3.6	Form of Certificate of Designation of Series F Convertible Preferred Stock (15)

4.1	Specimen certificate evidencing shares of common stock. (2)

4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)

4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)

4.4	Form of Second Amended and Restated Series C Warrant. (7)

4.5	Form of Warrant to Purchase common stock. (4)

4.6	Form of Warrant to Purchase common stock or Preferred Stock. (4)

4.7	Form of Warrant to Purchase common stock. (4)

4.8	Form of Series A Warrant. (3)

4.9	Form of Series B Warrant. (3)

4.10	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (6)

4.11	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)

4.12	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)

4.13	Form of 2015 Senior Secured Convertible Note, filed as Exhibit A to the 2015 Securities Purchase Agreement (8)

4.14	Form of Series D Warrant, filed as Exhibit B to the 2015 Securities Purchase Agreement (8)

4.15	Form of Series E Warrant (9)

4.16	Form of Subscription Agreement February 2016 (9)

4.17	Form of Series G Warrant (10)

4.18	Form of Subscription Agreement June 2016 (10)

4.19	Form of 2016 Senior Secured Convertible Note, filed as Exhibit A to the 2016 Securities Purchase Agreement (11)

4.20	Form of Series H Warrant, filed as Exhibit B to the 2016 Securities Purchase Agreement (11)

10.1	Pledge and Security Agreement, filed as Exhibit C to the 2016 Securities Purchase Agreement (11)

10.2	Amendment to Spring Forth Promissory Note (12)

10.3	Form of Waiver Agreement for the 2015 Notes (13)

10.4	Form of Waiver Agreement for the 2016 Notes (13)

10.5	Form of Leak-Out Agreement (14)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	BRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

@	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a grant of confidential treatment from the SEC.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 7, 2015 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 28, 2015 and incorporated herein by reference
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 19, 2016 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on May 26, 2016 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on June 29, 2016 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on August 4, 2016 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on August 17, 2016 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on September 20, 2016 and incorporated herein by reference
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on November 3, 2016 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: November 14, 2016	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)