Form 10-Q
period 2017-03-31
Great Basin Scientific, Inc.
filed 2017-05-22
CIK 1512138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The issuer had 1,978,584 shares of common stock outstanding as of May 22, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREAT BASIN SCIENTIFIC, INC.

CONDENSED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash	$25,616	$1,014,255
Restricted cash	17,015,716	47,066,313
Accounts receivable, net	386,347	479,394
Inventory	1,116,143	1,421,572
Prepaid and other current assets	1,089,661	950,694
Total current assets	19,633,483	50,932,228
Restricted cash, net of current portion	—	12,344,039
Intangible assets, net	23,872	42,586
Property and equipment, net	9,589,510	10,078,484
Total assets	$29,246,865	$73,397,337
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,985,129	$3,855,997
Accrued expenses	4,989,910	6,275,808
Current portion of notes payable	—	—
Current portion of convertible notes payable, net of discount	32,249,032	60,000,000
Notes payable - related party	500,000	500,000
Current portion of capital lease obligations	497,408	865,049
Total current liabilities	43,221,479	71,496,854
Convertible notes payable, net of current portion and debt discount	—	15,000,000
Capital lease obligations, net of current portion	52,188	55,912
Derivative liability, net of current portion	4,642,172	36,344,180
Series F convertible preferred stock	11,191,652	5,655,006
Other long term liabilities	—	831,678
Total liabilities	59,107,491	129,383,630
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized; Series E convertible preferred stock; 74,380 shares authorized, issued and outstanding	74	74
Common stock, $.0001 par value: 1,500,000,000 and 200,000,000 shares authorized; 763,612 and 940 shares issued and outstanding, respectively	76	—
Additional paid-in capital	159,687,737	155,065,766
Accumulated deficit	(189,548,513)	(211,052,133)
Total stockholders' deficit	(29,860,626)	(55,986,293)
Total liabilities and stockholders' deficit	$29,246,865	$73,397,337

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,
	2017	2016
Revenues	$830,777	$731,422
Cost of sales	1,980,076	1,861,745
Gross loss	(1,149,299)	(1,130,323)
Operating expenses:
Research and development	2,048,100	2,297,983
Selling and marketing	1,391,978	1,478,778
General and administrative	1,857,729	2,208,657
Total operating expenses	5,297,807	5,985,418
Loss from operations	(6,447,106)	(7,115,741)
Other income (expense):
Interest expense	(11,570,483)	(6,316,330)
Interest income	2,395	578
Gain on extinguishment of debt	602,555	—
Change in fair value liabilities	38,916,259	(20,219,263)
Total other income (expense)	27,950,726	(26,535,015)
Income (loss) before provision for income taxes	21,503,620	(33,650,756)
Provision for income taxes	—	(1,750)
Net income (loss)	$21,503,620	$(33,652,506)
Net income (loss) per common share - basic	$49.74	$(68,819.03)
Net loss per common share - diluted	$(0.70)	$(68,819.03)
Weighted average common shares - basic	432,350	489
Weighted average common shares - diluted	17,370,418	489

See the accompanying notes to condensed financial statements

GREAT BASIN SCIENTIFIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$21,503,620	$(33,652,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,804	563,322
Bad debt expense	(15,943)	86,273
Change in fair value liabilities	(38,916,259)	20,219,263
Gain on extinguishment of debt	(602,555)	—
Employee stock compensation	24,927	37,045
Debt discount amortization	11,373,712	6,107,467
Asset disposal	42,485	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	108,990	(23,417)
(Increase) decrease in inventory	332,082	(22,870)
Increase in prepaid and other assets	(32,274)	(1,006,698)
Increase (decrease) in accounts payable	987,801	(899,776)
Increase in accrued liabilities	605,206	441,817
Net cash used in operating activities	(4,049,404)	(8,150,080)
Cash flows from investing activities:
Acquisition of property and equipment	(63,853)	(216,230)
Construction of analyzer instruments	(4,017)	(408,271)
Net cash used in investing activities	(67,870)	(624,501)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	1,335,950
Proceeds from follow-on offering	—	5,575,741
Proceeds from release of restricted cash	3,500,000	—
Payment of cash settlement for warrant exercises	—	(314,879)
Principal payments of capital leases	(371,365)	(297,106)
Principal payments of notes payable	—	(5,693)
Net cash provided by financing activities	3,128,635	6,294,013
Net decrease in cash	(988,639)	(2,480,568)
Cash, beginning of the period	1,014,255	4,787,759
Cash, end of the period	$25,616	$2,307,191
Supplemental disclosures of cash flow information:
Interest paid	$204,821	$215,199
Income taxes paid	$—	$1,750
Supplemental schedule of non-cash investing and financing activities:
Offering costs incurred but unpaid	$106,693	$483,952
Property and equipment included in accounts payable	$32,389	$486,309
Cashless exercise of warrants	$—	$187
Change in derivative liability from exercised and issued warrants and convertible notes	$—	$12,384,852

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

The Company is a molecular diagnostic testing company focused on the development and commercialization of its patented, molecular diagnostic platform designed to test for infectious disease, especially hospital-acquired infections. The Company believes that laboratories in small to medium sized hospitals, those under 400 beds, are in need of simpler and more affordable molecular diagnostic testing methods. The Company markets a system that combines both affordability and ease-of-use, when compared to other commercially available molecular testing methods, which it believes will accelerate the adoption of molecular testing in small to medium sized hospitals. The system includes an analyzer, which is provided for our customers’ use without charge in the United States, and a diagnostic cartridge, which is sold to our customers. The testing platform has the capability to identify up to 64 individual targets at one time. If the test identifies one to three targets, they are referred to as low-plex tests, or tests, and if they identify four or more targets they are referred to as multi-plex panels, or panels. The Company currently has five commercially available tests, the first for clostridium difficile, or C. diff, which received clearance from the Food and Drug Administration, or FDA, in April 2012 and launched commercially in June 2012, the second for Group B Strep, which received clearance from the FDA in April 2015 and launched commercially in June 2015, the third for Shiga Toxin producing E. coli or STEC, which received clearance from the FDA in March 2016 and launched commercially in August 2016, the fourth for Staphylococcus Identification and Resistance Panel, or Staph ID/R panel, which received FDA clearance in March 2016 and launched commercially in September 2016 and the fifth test known as our Bordatella Direct Test (Pertussis) received FDA clearance in March 2017 and launched commercially in May 2017. Our customers consist of hospitals, clinics, laboratories and other healthcare providers in the United States, the European Union and New Zealand.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to reflect the financial position, results of operations and cash flows of the Company as of March 31, 2017. The accompanying condensed financial statements and notes are unaudited. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2016 and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017, and cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

As the Company incurred losses for the three months ended March 31, 2016, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. As of March 31, 2016, there were 272 potentially dilutive shares.

The Company had net income for the three months ended March 31, 2017 and therefore potentially dilutive shares must be added into the diluted net income (loss) per share calculations.  The Series F Preferred Stock is convertible into 4,308,824 potentially dilutive shares, however these shares are anti-dilutive and are not included in the calculation.

The components of basic and diluted net income (loss) per share for the three months ended March 31, 2017 are as follows:

Three Months
Ended
March 31, 2017
Basic:
Numerator:
Net income	$21,503,620
Denominator:
Weighted average common shares	432,350

Net income per common share - basic	$49.74

Diluted:
Numerator:
Net income	$21,503,620
2016 Note debt discount amortization	11,373,712
Change in fair value of warrants	(4,120,309)
Change in fair value of embedded conversion feature	(40,332,596)
Gain on extinguishment of 2016 Notes	(602,555)
Numerator for diluted calculation	$(12,178,128)
Denominator:
Weighted Average Common Shares	432,350
2016 Note	16,936,627
Warrants	1,341
Series E Preferred Stock	100
Denominator for Diluted Calculation	17,370,418

Net Income Per Common Share - Diluted	$(0.70)

Reverse Stock Split

On April 10, 2017, the Company effected a reverse stock split of the Company’s common stock whereby each two thousand shares of common stock were replaced with one share of common stock (with no fractional shares issued).  The par value and the number of authorized shares of common stock were not adjusted. All common share and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect this reverse stock split. The quantity of Series E and Series F Preferred Stock and all warrants and employee and other options were not included in the reverse stock split and their outstanding quantities have not been adjusted. However, the conversion and exchange ratios were adjusted for the effect of the reverse stock split. For the number of shares that each security is convertible into see NOTE 7 PREFERRED STOCK, NOTE 9 WARRANTS and NOTE 11 EMPLOYEE STOCK OPTIONS.

Change in Estimated Useful Lives of Analyzers

During the three months ended March 31, 2017, management determined that the actual life of analyzers used internally and at customer sites was longer than the estimated useful life used for depreciation purposes in the Company’s financial statements.  As a result, effective January 1, 2017, the Company changed its estimate of the useful life of its analyzers to better reflect the estimated period during which these assets will remain in service.  The estimated useful life of the analyzers that previously was five years was increased to seven years.  The effect of this change in estimate was to reduce total depreciation expense, and increase net income for the quarter ended March 31, 2017 by $180,680, and to increase basic and diluted net income per share by $0.42 and $0.01, respectively.

Fair Value Liability Financial Instruments

The Company accounts for derivative financial instruments under the provisions of Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging. ASC 815 requires the Company to record derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings. As a result of certain terms, conditions and features included in certain common stock warrants granted by the Company as well as the conversion features in the convertible notes, those provisions are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings (see NOTE 10 FAIR VALUE LIABILITIES).

The Company accounts for other fair value liability financial instruments under the provisions of ASC 480 Distinguishing Liabilities from Equity. ASC 480 requires the Company to record certain liabilities at their fair value.  Changes in the fair value of these liabilities are recognized in earnings.  As a result of certain terms, conditions and features included in the Series F Preferred Stock issued by the Company, it is required to be accounted for as a liability at estimated fair value, with changes in fair value recognized in earnings (see NOTE 7 PREFERRED STOCK).

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption. The Company has elected to use the extended transition period provided in the JOBS Act for complying with new or revised accounting standards that have different effective dates for public and private companies. The new accounting pronouncements below indicate the public company transition dates and the Company’s plans for adoption of these standards

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Historically, there has been a diversity in practice in how changes in restricted cash are presented and classified in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements at present, and will implement the new guidance beginning in 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  This update is effective for annual periods and interim periods with those periods beginning after December 15, 2018.  The Company has approximately $3 million of operating lease obligations as of December 31, 2016 (see NOTE 4 LEASE COMMITMENTS) and upon adoption of this standard it will record a right-of-use asset and lease liability for present value of these leases. However, the statement of operations recognition of lease expenses is not expected to change from the current methodology.

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

NOTE 3 GOING CONCERN

The Company’s condensed unaudited financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about the Company’s ability to continue as a going concern.  Although, due to the change in value of our fair value liabilities, the Company had net income for the three months ended March 31, 2017 of $21.5 million it incurred a net loss for the year ended December 31, 2016 of $89.1 million, a net loss from operations for the three months ended March 31, 2017 of $6.4 million and has an accumulated deficit of $189.5 million as of March 31, 2017. The Company has limited liquidity and has not yet established a stabilized source of revenue sufficient to cover operating costs and development needs. Accordingly, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets.  Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company has been able to obtain financing in order to fund its short term working capital and development needs. In 2016, the Company obtained financing by: 1) completing two follow-on offerings for an aggregate net proceeds of $10.3 million; 2) holders of the 2015 Notes voluntarily agreed to remove restrictions on the Company’s use of $13.8 million previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company; 3) in July 2016, the Company issued the 2016 Notes and received $68.0 million in total gross proceeds, of which $5.4 million in net proceeds was immediately available to the Company and $62.0 million was placed in restricted accounts, and 4) in December 2016, holders of the 2016 Notes voluntarily agreed to remove restrictions on the Company’s use of $2.6 million previously funded to the Company and authorized the release of those funds from the restricted cash accounts of the Company.  During the three months ended March 31, 2017, holders of 2016 Notes voluntarily agreed to remove restrictions on the Company’s use of an aggregate of approximately $3.5 million in cash previously funded to the Company and authorized the release of those funds from the restricted accounts. In addition, the Company and the holders of 2016 Notes entered into an agreement, pursuant to which the Company agreed to redeem $38.9 million of the 2016 Notes held by each of the holders for an aggregate redemption price of $38.9 million, which will satisfy such redemption note in full.  The Company paid the redemption price for the redemption notes from cash held in the restricted accounts of the Company. As of March 31, 2017, cash in the amount of $17.0 million was still being held in restricted accounts. Subsequent to March 31, 2017, $14.5 million of the restricted cash was returned to the note holders as redemptions on the outstanding notes and $2.5 million had the restrictions voluntarily removed and those funds were authorized to be released from the restricted accounts to the Company. There are no longer any funds in the restricted cash accounts.

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

NOTE 4 LEASE COMMITMENTS

Capital Leases

The Company has entered into two lease agreements for the sale-leaseback of molecular diagnostic analyzers. The first agreement was entered into in November 2013 and provided for the sale of 125 molecular diagnostic analyzers for a sales price of $2,500,000, which are being leased back for a base period of thirty-six monthly payments of $74,875. The second agreement was entered into in April 2014 for the sale of 75 molecular diagnostic analyzers for a sales price of $1,500,000, which are being leased back for a base period of twenty-four monthly payments of $64,665. At the end of each lease term, the leases shall automatically renew for twelve additional months unless certain conditions are met. As such, the Company is amortizing the capital lease over a forty-eight month period for the first agreement and a thirty-six month period for the second agreement. The leases are accounted for as a capital lease sale-leaseback transaction in accordance with ASC 840, “Leases”.  Subsequent to March 31, 2017, the Company repurchased the two sets of analyzers and the leases were cancelled (see NOTE 13 SUBSEQUENT EVENTS).

In July 2016, the Company entered into a lease agreement for equipment in the amount of $80,138 with monthly payments of $1,543 over a 5 year period.  The lease contains a bargain purchase option at the end of the lease and accordingly the lease is accounted for as a capital lease in accordance with ASC 840, “Leases”.

Operating Leases

The Company leases approximately 35,540 square feet of office space located in Salt Lake City, Utah for use as the executive offices and labs. Base rent payments due under the lease are expected to be approximately $3,454,611 in the aggregate over the term of the lease of 65 months that began on December 1, 2015. The Company also leases approximately 33,000 square feet of building space at another location in Salt Lake City, Utah for use primarily as manufacturing space and labs. Rent payments due under these leases total $25,926 per month. The leases expired on April 30, 2017 and the Company is currently on a month to month extension until a new lease agreement is reached. The Company also leases certain office equipment such as copiers and printers under operating lease agreements that expire at various dates.

Amounts charged to expense under operating leases were $239,428 and $165,045 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 CONVERTIBLE NOTES PAYABLE

On July 1, 2016, the Company entered into a Securities Purchase Agreement (“July SPA”) with certain investors pursuant to which it agreed to issue $75 million in senior secured convertible notes (“2016 Notes”) and Series H Warrants (further described below). The 2016 Notes were issued for cash proceeds totaling $68.0 million with an original issue discount in the amount of $7.0 million with no stated interest rate.  The 2016 Notes are senior secured obligations of the Company and will rank senior to all outstanding and future indebtedness of the Company. They are secured by a first priority perfected security interest (subject to permitted liens as defined in the 2016 Notes) in all of the current and future assets of the Company. The 2016 Notes contain standard and customary events of default and the entire principal balance is subject to the default and redemption provisions contained in the 2016 Notes, regardless of whether or not any of the proceeds have been released from the Company’s restricted accounts.

In connection with the issuance of the 2016 Notes under the July SPA, the Company issued Series H Warrants (the “Series H Warrants”), exercisable to acquire 7 shares of common stock and Subordination Warrants (the “2016 Subordination Warrants”), exercisable to acquire 2 shares of common stock (see NOTE 9 WARRANTS). The Series H and 2016 Subordination Warrants became exercisable by the holder beginning six months after July 1, 2016 and continue for a period of five years thereafter. The Series H and 2016 Subordination Warrants also have a provision that adjusts the exercise price upon certain dilutive events.  As of March 31, 2017, pursuant to the terms of the warrant agreement, the Series H and 2016 Subordination Warrants have an exercise price of $1.36 per share of common stock.

Pursuant to the terms of the 2016 Notes, the Company originally agreed to make amortization payments with respect to the 2016 Notes in fifteen (15) equal installments beginning January 30, 2017. On each installment date, assuming certain equity conditions were met, the installment payment would automatically be converted into shares of Common Stock at a conversion rate defined in the agreement. In January 2017, the terms of the 2016 Notes were amended.  Pursuant to the terms of the amendment, Section 8 of the 2016 Notes, which contained the provisions of the 2016 Notes dealing with installment payments, the Company’s ability to elect to convert installment payments, delivery of pre-installment conversion shares in relation to converted installment payments and the ability of noteholders to accelerate or defer installment amounts was eliminated and any reference to any defined terms appearing elsewhere in the 2016 Notes that related solely to Section 8 and that were not otherwise used in the 2016 Notes were deleted. Additionally, pursuant to the amendment, Section 3(b)(ii) of the 2016 Notes which set forth the conversion price at which optional conversions at the election of the holder of the 2016 Notes could be made was also amended.

During the three months ended March 31, 2017, approximately $3.9 million of installment payments were made through conversions into 762,672 shares of common stock. In addition, the Company and the holders of the 2016 Notes entered into an agreement, pursuant to which the Company agreed to redeem $38.9 million of the 2016 Notes held by the holders for an aggregate redemption price of $38.9 million, which satisfied such redemption note in full.  The Company paid the redemption price for the redemption notes from cash held in the restricted accounts of the Company.  As of March 31, 2017 the principal note balance of the 2016 Notes was approximately $32.2 million. Given the conversion feature of the 2016 Notes is bifurcated from the host instrument, conversions as well as redemptions are deemed to be extinguishments for accounting purposes and accordingly, a gain on extinguishment of debt in the amount of $602,555 was recognized during the three months ended March 31, 2017.

A summary of the conversions and redemptions accounted as extinguishments for the three months ended March 31, 2017 is as follows:

2016 Note principal converted to common stock	$3,854,077
2016 Note principal redemptions in cash	38,896,891
Total 2016 Note principal extinguished	42,750,968
Less:
Fair value of common stock issued	(4,597,119)
Debt discount related to extinguished 2016 Note	(20,831,582)
Cash paid for redemption of principal	(38,896,891)
Derivative liability extinguished	19,454,397
Accrued underwriting fees eliminated	2,722,782
Gain on extinguishment of debt	$602,555

Under the terms of the 2016 Notes, at closing the Company received an initial tranche of $6.0 million for immediate use for general corporate purposes. The remaining cash proceeds of $62.0 million was placed in restricted accounts to be released to the Company from the restricted accounts in subsequent equal tranches subject to certain equity conditions. In December 2016, the noteholders voluntarily removed restrictions on the Company’s use of an aggregate of approximately $2.6 million previously funded to the Company and authorized the release of those funds from the restricted accounts of the Company. During the three months ended March 31, 2017, the noteholders voluntarily removed restrictions on the Company’s use of an aggregate of approximately $3.5 million previously funded to the Company and authorized the release of those funds from the restricted accounts of the Company. As of March 31, 2017, after the voluntary release of restricted cash in the amount of $6.1 million and note redemptions in the amount of $38.9 million, the remaining cash in the amount of $17.0 million is still being held in restricted accounts and will be released to the Company subject to certain equity conditions and the terms of the 2016 Notes.

As of March 31, 2017 the 2016 Notes conversion price is determined by the lowest of : (x) $0.50 per share, (y) 85% of the lower of (I) the lowest weighted average price of the common stock and (II) the lowest closing bid price of the common stock, in each case, during the five (5) consecutive trading day period ending on, and including, the trading day of the conversion, and (z) 85% of the weighted average price of the common stock during the period beginning at 9:30:01 a.m. New York time and ending at 1:00:00 p.m. New York time on the trading day of the conversion.  As of March 31, 2017, the 2016 Notes are convertible at the option of the holder at $1.90 per share which would convert the note into 16,936,627 shares of common stock.  Subsequent to March 31, 2017, the Company restructured its outstanding debt on the 2016 Notes (see NOTE 13 SUBSEQUENT EVENTS).

The Company determined the conversion feature in the 2016 Notes represents an embedded derivative that requires bifurcation due to the ratchet provision described above related to the conversion feature. Although the embedded conversion feature is bifurcated from the 2016 Notes for measurement purposes, the embedded derivative is combined, only to the extent of the face value of the note, with the 2016 Notes for presentation purposes on the balance sheet. As of March 31, 2017, the embedded conversion feature derivative liability was determined to be $16.0 million (see NOTE 10 FAIR VALUE LIABILITIES).  $11.4 million of the embedded conversion feature is combined with 2016 Notes and the remaining derivative liability in the amount of $4.6 million is included in long-term derivative liability for presentation purposes on the balance sheet.  The following table summarizes the balance sheet presentation of the 2016 Notes outstanding at March 31, 2017:

Convertible notes payable, principal	$32,249,032
Debt discounts	(11,399,123)
Conversion feature derivative liability	11,399,123
Net convertible note payable	32,249,032
Less current portion	(32,249,032)
Convertible notes payable, long term	$—

NOTE 6 NOTES PAYABLE – RELATED PARTY

In July 2014, the Company entered into a note agreement for $500,000 with Spring Forth Investments, LLC a company owned by Mr. David Spafford, a director. The original maturity date for the note was July 18, 2015, which was extended by the Company to July 18, 2016 by giving notice and paying an extension fee of $10,000. The note was again extended by the Company to July 18, 2017.  The note pays interest only on a monthly basis at an annual rate of 20% with the full principal of $500,000 due at maturity. The Company prepaid the last three months of interest for a total of $25,000 at the time of issuance of the note. As additional consideration for the note, the Company issued 4,000,000 Series D preferred stock units (which were separable into 4,000,000 shares of Series D preferred stock, 20,000 Class A warrants to purchase 1 share of common stock at $268.8 million per share and 20,000 Class B warrants to purchase 1 share of common stock at $268.8 million per share) at a value of $100,000 or $0.025 per unit. The 4,000,000 shares of

Series D Preferred Stock were converted into 1 share of common stock. The Series D preferred stock units were accounted as a debt discount which has been fully amortized.

NOTE 7 PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized at a par value of $0.001 per share as of March 31, 2017. The Company has designated two classes of preferred stock, the Series E Preferred Stock and the Series F Preferred Stock.  As of March 31, 2017 there are 74,380 shares of Series E Preferred Stock (recorded in equity) and 5,860 shares of Series F Preferred Stock (recorded as a liability) issued and outstanding. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series with authority to fix the designation and relative powers, including voting powers, preferences, rights, qualifications, limitations, and restrictions relating to the shares of each class or series.

Series E Preferred Stock

The Company issued the Series E Preferred Stock in February 2015 as part of a follow-on public offering. The Series E Convertible Preferred Stock has no voting rights. An amendment to the terms of the Series E Preferred Stock only requires the vote of the holders of Series E Preferred Stock. With respect to payment of dividends and distribution of assets upon liquidation or dissolution or winding up of the Company, the Series E Preferred Stock ranks equal to the common stock of the Company. No sinking fund has been established for the retirement or redemption of the preferred stock. As such, the Series E Preferred Stock is not subject to any restriction on the repurchase or redemption of shares by the Company due to an arrearage in the payment of dividends or sinking fund installments. The Series E Preferred Stock also has no liquidation rights or preemption rights, and there are no special classifications of our board of directors related to the Series E Preferred Stock.

As of March 31, 2017 there are 74,380 shares of Series E Preferred Stock (recorded as equity) issued and outstanding that are convertible into 100 shares of common stock.

Series F Preferred Stock

The Company issued the Series F Preferred Stock in November 2016 in exchange for the extinguishment of a convertible note. The  Series F Preferred Stock has a stated value of $1,000 and a par value of $0.001 per share. The Series F Preferred Stock ranks senior to the common stock and shall be entitled to dividends, on an as converted basis, with the holders of our common stock, but will not accrue additional dividends unless certain events, as defined in the Series F Preferred Stock, have occurred and are continuing, in which case dividends will accrue at a default rate of 10% per annum. The holders of the Series F Preferred Stock have the right to vote with holders of shares of our common stock, voting together as one class on all matters, with each preferred share entitling the holder thereof to cast that number of votes per share on an as converted basis.

The Series F Preferred Stock was initially convertible at the election of the holder into shares of our common stock at a conversion price equal to $12,000 per share.  From and after July 3, 2017, the Series F Preferred Stock shall be convertible at a conversion price equal to 85% of the arithmetic average, in each case, of the lower of (i) the three lowest daily weighted average prices of the our common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the date of determination and (iii) the weighted average price of the our common stock on the trading day immediately preceding the date of determination.  On November 3, 2018, so long as certain events do not exist, any remaining Series F Preferred Stock then outstanding shall be converted into shares of our common stock at a conversion price of $12,000 per share. In each case, the exercise price is subject to certain adjustments upon the occurrence of certain dilutive events, including the issuance of certain options or convertible securities, and upon the occurrence of certain corporate events, including stock splits and dividends. At any time after the issue of the Series F Preferred Stock, so long as there has been no failure of the equity conditions during the applicable measurement periods, the Company shall have the right to redeem all, but not less than all, of the conversion amount then remaining under the Preferred Shares at a price equal to the greater of (x) 125% of the conversion amount being redeemed and (y) the product of (A) the conversion amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing price of the shares of our common stock during the period beginning on the date immediately preceding the Company’s notice of redemption and ending on the Company redemption date, by (II) the lowest conversion price in effect during such period.

The Company evaluated the Series F Preferred Stock to determine the proper accounting under ASC 480 – Distinguishing Liabilities from Equity (“ASC 480”).  The Company has concluded that the Series F Preferred Stock is within the scope of ASC 480 as it predominantly represents an unconditional obligation to issue a variable number of common shares for a fixed monetary amount. Accordingly, it is are accounted for as a liability in the financial statements and measured at fair value at each reporting period with any change in fair value to be recorded in earnings.  There were no conversions of Series F Preferred Stock during the three months ended March 31, 2017.  As of March 31, 2017, there are 5,860 shares of Series F Preferred Stock outstanding convertible into 4,308,824 shares of common stock at a conversion price of $1.36 per share.  The Company is accounting for the Series F Preferred Stock as a liability on the financial statements and has determined the period end fair value to be $11,191,652 (see NOTE 10 FAIR VALUE LIABILITIES). Subsequent to March 31, 2017, the Company restructured and effected the conversion of a portion of the Series F Preferred Stock (see NOTE 13 SUBSEQUENT EVENTS).

NOTE 8 COMMON STOCK

The Company had 1,500,000,000 shares of common stock authorized at a par value of $0.0001 per share as of March 31, 2017. As of March 31, 2017 there were 763,612 shares of common stock issued and outstanding.

During the three months ended, March 31, 2017, certain holders of the 2016 Notes submitted notices to convert the payments on the 2016 Notes into shares of the Company’s common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Conversions”).  In connection with the Conversions, the Company issued 762,672 shares of common stock upon the conversion of $3,854,077 in principal amount of the 2016 Notes at a weighted average conversion price of $5.05 per share (see NOTE 5 CONVERTIBLE NOTES PAYABLE).

NOTE 9 WARRANTS

As of March 31, 2017, the Company had 67,640,513 warrants outstanding to purchase 1,392 shares of common stock.  The following table outlines the warrants outstanding as of March 31, 2017:

Warrants	Outstanding	Total Shares of Common Stock Underlying the Warrant	Aggregate Exercise Price for One Common Share	Expiration
Class A	1,532,598	48	$1.36	April 2021 - July 2021
Class B	1,310,956	29	$1.36	April 2021 - July 2021
Series B	1,074,082	34	$660.5 million	March 2021 - July 2021
Series D	2,361,468	1,193	$1.36	June 2021
2015 Subordination	71,131	37	$1.36	June 2021
Series G	3,075,000	30	$1.36	June 2021
Series H	56,250,000	7	$1.36	December 2021
2016 Subordination	1,687,500	2	$1.36	December 2021
Common	277,778	12	$1.36 - $277.2 billion	October 2019 - July 2021
Total Warrants	67,640,513	1,392

During the three months ended March 31, 2017 there were 94,553 warrants exercisable into 7 shares of common stock that expired without being exercised.  There was no other activity on any other warrants during the period.

The following table summarizes the common stock warrant activity during the three months ended March 31, 2017:

	Common Stock Warrants	Weighted Average Exercise Price Per Share Millions $	Weighted Average Remainder Contractual Term in Years
As of March 31, 2017:
Warrants outstanding as of January 1, 2017	67,735,066	3,449.2	4.9
Granted	-	-	-
Exercised	-	-	-
Extinguished	-	-	-
Expired	(94,553)	1,269,694.3	-
Warrants outstanding as of March 31, 2017	67,640,513	816.2	4.7

NOTE 10 FAIR VALUE LIABILITIES

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

Convertible Notes Conversion Feature – 2016 Notes

The 2016 Notes contain provisions that protect holders from future issuances of the Company’s common stock at prices below such convertible notes’ conversion price. These provisions could result in modification of the conversion price due to a future equity offering and as such the conversion feature cannot be considered indexed to the Company’s own stock. The 2016 Notes also provide that the Company will repay the principal amount at an initial conversion rate subject to certain adjustments. These features represent an embedded derivative that requires bifurcation and are recorded at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

As discussed in NOTE 5 CONVERTIBLE NOTES PAYABLE, a portion of the 2016 Notes was converted and redeemed during the three months ended March 31, 2017, which resulted in an extinguishment of the derivative liability (included in gain on extinguishment of debt) of approximately $19.5 million. In order to appropriately calculate the extinguishment, the derivative liability was marked to fair value at each extinguishment date during the period resulting in a change in fair value in the amount of $20.8 million. The fair value of the derivative was calculated at the various extinguishment dates using a modified binomial model to reflect different scenarios where reset may be triggered using the following range of assumptions:

Trading price of common stock on measurement date	$1.60 – 2,352.20
Conversion price (1)	$0.20 – 2,336.20
Risk free interest rate (2)	0.80% - 0.89%
Conversion notes lives in years	1.17 – 1.33
Expected volatility (3)	240.9%
Expected dividend yield (4)	-

(1)	The conversion price was calculated based on the formula in the 2016 Notes as of the respective measurement dates.

(2)	The risk-free interest rate was determined by management using the 1-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The Company determined the fair value of the remaining conversion feature to be $16.0 million at March 31, 2017 using a modified binomial model to reflect different scenarios where reset may be triggered using the following assumptions:

Trading price of common stock on measurement date	$2.80
Conversion price (1)	$1.90
Risk free interest rate (2)	1.03%
Conversion notes lives in years	1.08
Expected volatility (3)	240.9%
Expected dividend yield (4)	-

(1)	The conversion price was calculated based on the formula in the 2016 Notes as of the respective measurement date

(2)	The risk-free interest rate was determined by management using the 1-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Series D Warrants and 2015 Subordination Warrants

The Company has outstanding Series D Warrants to acquire 1,193 shares of common stock. In addition, the Company issued 2015 Subordination Warrants to acquire 37 shares of common stock. The Series D Warrants and 2015 Subordination Warrants contain provisions that will adjust the exercise price upon certain equity issuances. The Company has determined that the provisions contained in the Series D Warrants and the 2015 Subordination Warrants could result in modification of the exercise price due to a future equity offering resulting in a variable number of additional common shares that could be issued. This prohibits the Company from being able to conclude that the warrants are indexed to the Company’s own stock. Accordingly, the warrants represent a derivative liability that requires recording at fair value at each reporting period with the change in fair value being recorded in earnings for the period.

The Company determined the fair value of the Series D Warrants and 2015 Subordination Warrants to be $1,524 at March 31, 2017 using a binomial model with a Monte Carlo simulation to reflect different scenarios where reset may be triggered using the following assumptions:

Trading price of common stock on measurement date	$2.80
Exercise price (1)	$1.20
Risk free interest rate (2)	1.93%
Warrant lives in years	4.25
Expected volatility (3)	240.9%
Expected dividend yield (4)	-

(1)	The exercise price of the Series D and Subordination Warrants was calculated based on the terms in the warrant agreement.

(2)	The risk-free interest rate was determined by management using the 5-year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Series F Preferred Stock

As of March 31, 2017, the Company had 5,860 shares of Series F Preferred Stock outstanding convertible into 4,308,824 shares of common stock at a conversion price of $1.36 per share.  The Company has concluded that the Series F Preferred Stock are within the scope of ASC 480 as they predominantly represent an unconditional obligation to issue a variable number of common shares for a fixed monetary amount. Accordingly, they will be accounted for as liabilities in the financial statements and measured initially and subsequently at fair value with any change in fair value to be recorded in earnings.  The Company determined the fair value of the Series F Preferred Stock to be $11.2 million as of March 31, 2017.

The Company used the following assumptions for the fair value calculations of the Series F Preferred Stock using the modified binomial model to reflect different scenarios where reset may be triggered:

Trading price of common stock on measurement date	$2.80
Exercise price (1)	$1.36
Risk free interest rate (2)	1.15%
Time to maturity in years	1.60
Expected volatility (3)	240.9%
Expected dividend yield (4)	-

(1)	The exercise price of the Series F Preferred Stock was calculated based on the terms in the agreement.

(2)	The risk-free interest rate was determined by management using the average of the 1 and 2 year Treasury Bill as of the respective measurement date.

(3)	The volatility factor was estimated by using the historical volatilities of the Company’s trading history.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.  No financial assets were measured on a recurring basis at March 31, 2017.  The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within their fair value hierarchy at March 31, 2017:

	Fair Value Measurement at March 31, 2017
	Level 1	Level 2	Level 3	Total
Fair value liability
Series F preferred stock	$—	$—	$11,191,652	$11,191,652
Common stock warrants	$—	$—	$1,527	$1,527
Conversion feature of 2016 Notes	$—	$—	$16,039,768	$16,039,768
Total fair value liabilities	$—	$—	$27,232,947	$27,232,947

The following summarizes the total change in the value of the fair value Level 3 liabilities during the three months ended March 31, 2017:

	Common Stock Warrants	Conversion Feature of Notes	Series F Preferred Stock	Total
As of March 31, 2017:
Balance at January 1, 2017	$4,121,836	$75,826,761	$5,655,007	$85,603,604
Issuance of warrants, convertible note, and preferred stock	—	—	—	—
Exercise and extinguishment of warrants, convertible notes and preferred stock	—	(19,454,397)	—	(19,454,397)
Change in fair value of warrants, conversion feature and preferred stock	(4,120,309)	(40,332,596)	5,536,645	(38,916,260)
Balance at March 31, 2017	$1,527	$16,039,768	$11,191,652	$27,232,947

The following table reconciles the Level 3 fair value liabilities to the derivative liability on the balance sheet at March 31, 2017:

	Common Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
As of March 31, 2017
Fair value Level 3 liabilities	$1,527	$16,039,768	$16,041,295
Portion of derivative liability combined with convertible note	—	(11,399,123)	(11,399,123)
Derivative liability on balance sheet at March 31, 2017	$1,527	$4,640,645	$4,642,172

NOTE 11 EMPLOYEE STOCK OPTIONS

The Company has two stock based employee compensation plans pursuant to which stock option grants are outstanding. Under the Great Basin Scientific, Inc. 2014 Omnibus Plan and the 2014 Stock Option Plan certain employees and non-employee directors have been granted options to purchase common stock. The Company has 738,534 employee stock options exercisable into 70 shares of common stock outstanding as of March 31, 2017. All options vest in installments over a three to four year period and expire ten years from the date of grant. As of March 31, 2017, there are no additional shares of common stock available for issuance under either plan.

The following table summarizes the Company’s total option activity for the three months ended March 31, 2017:

	Options	Total Shares of Common Stock Underlying the Options	Weighted Average Exercise Price for One Common Share (billions)	Weighted Average Remaining Contractual Term in Years	Intrinsic Value $
As of March 31, 2017:
Options outstanding as of January 1, 2017	738,534	70	$290.1	7.0	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	—	—	—	—	—
Options outstanding as of March 31, 2017	738,534	70	$290.1	6.7	—

Outstanding and exercisable stock options as of March 31, 2017 are as follows:

	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Remaining Life (Years)	Exercise Price per Share of Stock ($ billions)	Number of Options Exercisable	Exercise Price per Share of Stock ($ billions)	Intrinsic Value
March 31, 2017	738,534	6.7	$290.1	508,977	$304.5	$—

The estimated fair value of the Company’s stock options, less expected forfeitures, is amortized over the options vesting period on the straight-line basis. The Company recognized $24,927 in equity-based compensation expenses during the three months ended March 31, 2017.  There was $148,722 of total unrecognized compensation cost with a remaining vesting period of 1.46 years and $0 in intrinsic value of outstanding and vested stock options as of March 31, 2017.

NOTE 12 LEGAL PROCEEDINGS

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

NOTE 13 SUBSEQUENT EVENTS

On April 7, 2017 the Company entered into exchange agreements (the “2017 Exchange Agreements”), each by and between the Company and a holder of the 2016 Notes, and/or a holder of Series F Convertible Preferred Stock, $0.001 par value (the “Existing Preferred Stock”), and/or a holder of Series D and Series H Warrants to purchase, in the aggregate, approximately 1,200 shares of common stock (the “Existing Warrants”), pursuant to which the Company agreed to a restructuring of the 2016 Notes, Existing Preferred Stock and Existing Warrants.  Each holder of the 2016 Notes (collectively, the “Noteholders”), to the extent such 2016 Note had outstanding restricted principal (reflecting a corresponding amount of restricted cash held in a control account of the Company), such Noteholder removed all restrictions on the Company’s use of its pro rata amount of $800,000 of such restricted cash, which $800,000 became available for use by the Company to continue to fund its ongoing operations. The Noteholders agreed to convert $800,000 in aggregate principal of the 2016 Notes into shares of the Company’s common stock at a conversion price of $2.00 per share of the common stock. Pursuant to the terms of the agreement, 343,900 shares of common stock were issued at a conversion rate of $2.00 per share.  Each holder of Existing Preferred Stock (collectively, the “Preferred Holders”) agreed that on April 13, 2017 such Preferred Holder’s pro rata amount of 2,000 shares of Existing Preferred Stock would be converted into shares of common stock at a conversion price equal to the greater of (x) $1.00 (the “Floor Price”) and (y) 85% of the lowest of the closing bid price of the common stock on each trading day during the period commencing, and including, the trading day immediately preceding the effective date of the reverse stock split on April 10, 2017 through, and including, the second trading day immediately following the effective date of the reverse stock split on April 10, 2017. Pursuant to the terms of the agreement, 482,825 shares of common stock were issued at a conversion rate of $1.06 per share. Each Noteholder of the 2016 Notes with outstanding restricted principal agreed to exchange such aggregate restricted principal amount of the 2016 Notes into approximately $16.2 million in aggregate principal amount of new 2017 Series B Senior Secured Convertible Notes (the “Series B Notes”).  All amounts due under the Series B Notes are convertible at any time, in whole or in part, at the option of the holders into shares of the common stock at a fixed conversion price equal to the greater of (A) the Floor Price and (B) the lower of the closing bid price of the common stock on the trading day immediately preceding the effective date and on the effective date of the Reverse Stock Split.  This conversion price is subject to adjustment for stock splits, combinations or similar events.

On April 10, 2017 the Company effected a reverse stock split of the Company’s common stock whereby each two thousand shares of common stock were replaced with one share of common stock (with no fractional shares issued).  The par value and the number of authorized shares of the common stock were not adjusted. All common share and per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect this reverse stock split.

On April 13, 2017, the Company repurchased two sets of analyzers from Onset Financial, Inc. for an aggregate purchase price of $1.0 million in cash plus payment of current invoices in the amount of $0.2 million. In October 2013, the Company entered into a sale-leaseback transaction with Onset Financial, Inc. (“Onset”) pursuant to a Master Lease Agreement and Schedule 001 thereto (collectively, the “Lease Agreement”). The Lease Agreement provided for the sale of 125 molecular diagnostic analyzers by the Company to Onset for a price of $2,500,000, and a lease-back of the analyzers from Onset to the Company for monthly payments of $74,875. On March 14, 2014, the Company entered into Lease Schedule 002 pursuant to which it sold to Onset 75 molecular diagnostic analyzers for a price of $1,500,000, and leased-back the analyzers from Onset for monthly payments of $64,665.  Pursuant to the terms of the Lease Agreement, upon repurchase, the ownership of the analyzers was transferred back to the Company and all letters of credit and security interests pursuant to the Master Lease Agreement were cancelled.  The Company obtained the funds to make the payments to Onset by entering into a $1.2 million promissory note agreement with Utah Autism Foundation (the “Foundation”). David Spafford, one of our directors, and his wife, Susan Spafford, have been designated by the Foundation as “Founding Trustees” under its bylaws and have authority to control certain activities of the Foundation. The promissory note provides for 24 monthly payments of $45,000 per month with interest of 10% per annum with a balloon payment of $300,402 at the end of the 24-month period in April 2019. The Company granted a security interest in the analyzers to the Foundation until the loan is fully paid.  The loan from the Foundation replaces $1.2 million in obligations to Onset that would have been payable in monthly payments of $139,540 through September 2017 and $74,875 from October 2017 through April 2018.

On April 17, 2017, the Company amended the 2017 Exchange Agreements, each by and between the Company and a holder of the 2016 Notes, the Series B Notes, the Existing Preferred Stock and/or Existing Warrants.  The Company exchanged $15,346,613 in aggregate principal amount of 2016 Notes and 4,974 shares of its Existing Preferred Stock, with an aggregate stated value of $4,974,000 for an equal aggregate principal amount of new 2017 Series A Senior Secured Convertible Notes (the “New Series A Notes”).  The New Series A Notes have a fixed conversion price of $3.00 and are not convertible until October 17, 2017, the six month anniversary of the exchange date. They have no conversion price resets, conversion price economic adjustments, adjustment exchange or mandatory conversion provisions.  The maturity date of the New Series A Notes is April 17, 2020.

The Company also exchanged $6.2 million in aggregate principal amount of Series B Notes for an equal aggregate principal amount of new 2017 Series B Senior Secured Convertible Notes (the “New Series B Notes”). $10 million in aggregate principal amount of the Series B Notes was cancelled in exchange for the return of $10 million of restricted cash to the holder thereof.  The New Series B

Notes, in the original aggregate principal amount of $6.2 million have a fixed conversion price of $3.00 and are not convertible at the option of the holder thereof until October 17, 2017, the six month anniversary of the exchange date. The New Series B Notes have no conversion price resets or conversion price economic adjustments and they mature on April 17, 2020. The New Series B Notes may be converted into shares of our common stock at any time at the Company’s sole option, subject to the satisfaction of customary equity conditions, at a conversion price equal to the greater of (x) the Floor Price, defined as $1.00, and (y) the lower of the conversion price then in effect and 85% of the weighted average price of our common stock on the notice date (or such other date as we may agree with the applicable holder) (each, a “Mandatory Conversion”, and such price, the “Mandatory Conversion Price”).  Upon any Mandatory Conversion of Series B Notes, the applicable holder is required to unrestrict such aggregate amount of restricted cash equal to the aggregate principal of the Series B Notes converted, 100% of which may be used by the Company for general working capital and operating expenses.  Pursuant to the terms of the New Series B Notes, The Company exercised its Mandatory Conversion right to convert $334,860 of principal amount into 246,600 shares of common stock at a conversion price between $1.08 and $1.44 per share.  In conjunction with the conversions, $334,860 was released from the restricted cash accounts which became available for use by the Company to fund its ongoing operations.

On April 17, 2017 as part of the amended 2017 Exchange Agreements, all of the Existing Warrants were cancelled for no additional consideration.

On April 18 and April 21, 2017, cash in the amount of $3.0 million and $1.5 million, respectively, was released from the restricted cash accounts and returned to the New Series B Note holders thereof.  Pursuant to the terms of the New Series B Notes, the holder’s principal amount of the New Series B Notes was reduced on a dollar for dollar basis for each dollar of restricted cash released to the holder.  Accordingly, the principal amount of the remaining New Series B Notes was reduced to $1.4 million.

On May 12, 2017, holders of the New Series B Notes released all restrictions on the remaining $1.4 million in cash collateral securing the Series B Notes, which became available to the Company to fund its operations and for general corporate purposes. In connection with the release, the Company temporarily reduced the conversion price of the New Series B Notes to $1.10 per share until July 14, 2017, after which the conversion price of the New Series B Notes will return to $3.00 per share.  The Company also permanently waived any right to effect any mandatory conversion of the Series B Notes.  On May 15 and May 16, 2017, pursuant to the temporary reduced conversion price of the New Series B Notes, the Company issued 40,000 shares of common stock upon conversion of $44,000 of New Series B Note principal at a conversion price of $1.10 per share.

On May 12, 2017, pursuant to the terms of the 2017 Exchange Agreements, the Company issued 101,647 shares of common stock for the conversion of 102 shares of Existing Preferred Stock at a conversion rate of $1.06 per share.

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

Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not historical facts represent management’s beliefs and assumptions based on currently available information and constitute “forward-looking statements” that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in the “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations” sections of this Form 10-Q. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section titled “Risk Factors” in our annual report on Form 10-K, regarding, among other things:

•	our expectation that for the foreseeable future, substantially all our revenue will be derived from sales of our commercially launched diagnostic tests;
•	our ability to expand our sales and marketing capabilities to increase demand for our existing diagnostic tests and any other diagnostic tests we may develop and gain approval for;
•	our ability to develop additional revenue opportunities, including new diagnostic tests;
•	the timing of regulatory submissions;
•	our ability to maintain regulatory approval of our current diagnostic tests, and to obtain and maintain regulatory approval for any other diagnostic test we may develop;
•	approvals for clinical trials may be delayed or withheld by regulatory agencies;
•	pre-clinical and clinical studies may not be successful or confirm earlier results, or may not meet expectations, regulatory requirements, or performance thresholds for commercial success;
•	risks relating to the timing and costs of clinical trials and other expenses;
•	management and employee operations and execution risks;
•	loss of key personnel;
•	competition in the markets we serve;
•	our ability to manufacture our diagnostic tests at sufficient volumes to meet customer needs;
•	our ability to reduce the cost to manufacture our diagnostic tests;
•	risks related to market acceptance of our diagnostic tests;
•	intellectual property risks;
•	assumptions regarding the size of the available market, benefits of our diagnostic tests, product pricing, and timing of product launches;
•	our ability to fund our working capital requirements;
•	risks associated with the uncertainty of future financial results;
•	risks associated with raising additional capital when needed and at reasonable terms;

•	risks related to the Company’s outstanding 2017 Series A and Series B convertible promissory notes;
•	risks associated with our being a penny stock; and
•	risks associated with our reliance on third party suppliers and other organizations that provide goods and services to us.

These risks are not exhaustive. Other sections of this Form 10-Q, “Part II. Item 1A. – Risk Factors”, “Item 1A. – Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on March 22, 2017, and “Risk Factors” in our registration statement on Form S-1, as filed with the Commission on February 14, 2017, may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q, or to conform these statements to actual results or to changes in our expectations.

You should read this Form 10-Q and the documents that we reference and have filed as exhibits with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview of Our Business

We are a molecular diagnostic testing company. We are focused on improving patient care through the development and commercialization of our patented, low-cost, molecular diagnostic platform for testing for infectious diseases, especially hospital-acquired infections. We believe our platform has the ability to transform molecular testing for infectious diseases at small to medium-sized hospitals by providing an affordable solution that meets the rapidly evolving needs of patients and providers.

We believe there is a fast-growing market for molecular diagnostic systems being purchased by hospital microbiology labs to replace culture and other legacy testing formats. We believe our platform is well positioned to meet this need. Our platform is capable of providing results in 45 to 115 minutes, depending on the test. Molecular testing generally reduces test time from days to hours, and provides more accurate results, which we believe leads to shortened hospital stays and improved patient outcomes, all of which leads to reduced cost for hospitals that implement molecular testing in their labs.

Our platform is an automated molecular diagnostic system, consisting of an analyzer and associated assay cartridge. Our platform utilizes a sample-to-result format, which means that once a patient specimen is received, it undergoes limited processing before it is placed in the analyzer where the assay is run without further technician intervention. This reduces assay complexity, and eliminates the need for highly trained and expensive molecular technicians to run the tests. Our platform is designed to enable simple, rapid, and cost-effective analysis of multiple pathogens from a single clinical sample which will allow small to medium-sized community hospitals that traditionally could not afford more expensive or complex molecular diagnostic testing platforms to modernize their laboratory testing and provide better patient care at an affordable cost.

In 2012, we launched our first FDA-cleared test for C. diff, a bacteria that causes life-threatening gastrointestinal distress in hospital patients. In addition to our C. diff assay, we have four additional FDA-cleared tests: our Group B Strep assay which we launched in 2015, our Shiga toxin producing E. coli (“STEC”) and Staph ID/R (“SIDR”) assays which we launched in 2016, and a test for Bordetella pertussis (whooping cough) for which we received clearance in March 2017 and launched in May 2017.  Additionally, we have completed clinical trials and submitted a 510(k) application to the FDA for another assay—Stool Bacterial Pathogens Panel (“SBPP”) in December of 2016, for which we expect a decision in 2017. Even though the SBPP product has not yet been cleared by the FDA, beginning in February 2017 we began selling this assay to customers who agreed to pay us discounted evaluation pricing to help us validate this assay ahead of FDA clearance.   We also have three other assays in various stages of product development: (i) a test for Chlamydia-Gonorrhea, (ii) a pre-surgical nasal screen for Staphylococcus aureus, and (iii) a panel for Candida blood infections.

We currently sell our diagnostic test cartridges in the United States through a direct sales force, and use distributors in the European Union and New Zealand. As of March 31, 2017, we had 256 customers worldwide (235 in the United States and 21 in the rest of the world), who use an aggregate of 470 of our analyzers. Our easy to use platform allows small to medium-sized hospitals that we believe could not previously afford more expensive or complex molecular diagnostic systems to modernize their laboratory testing and provide better patient care at an affordable cost.

Since inception, we have incurred net losses from operations each year, and expect to continue to incur losses for the foreseeable future. Our net loss attributable to operations for the fiscal year ending December 31, 2016 was approximately $34.1 million and for the three months ended March 31, 2017 our net loss from operations was $6.4 million .  For the fiscal year ending December 31, 2016 our net loss was approximately $89.1 million while for the three months ended March 31, 2017 we had net income, due to the change in value of our fair value liabilities, in the amount of $21.5 million. As of March 31, 2017, we had an accumulated deficit of $189.5 million.

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

•

Accelerate the Growth of our U.S. Customer Base and Utilization of our Test Menu.    We intend to expand our sales effort to target small to medium hospitals in the United States. We anticipate that increasing our number of customers and the utilization of our test menu at each site will drive sales of our diagnostic cartridges. We expect these sales will generate most of our revenue for the foreseeable future.

•

Expand our Menu of Molecular Diagnostic Assays.    We intend to expand our assay menu to include additional assays for our platform that we believe will satisfy growing medical needs and present attractive commercial opportunities. For example, in 2015 we began selling our test for Group B Strep, and in 2016 we began selling tests for Staph ID/R and Shiga toxin producing E. coli.  In May 2017, we began selling Bordetella pertussis, and expect clearance for SBPP in 2017.  We also have three other assays in various stages of product development: Pre-surgical screening, Candida, and CT/NG.

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

Recent Corporate Developments

In April 2017 we restructured our outstanding debt and Series F Preferred Stock, effected the conversion of a portion of our Series F Preferred Stock, effected a reverse split of our common stock and purchased 200 molecular diagnostic analyzers that we leased from Onset Financial, Inc.  Please see Notes 5 and 13 to the financial statements included at Part I, Item 1 of this report.  For a detailed discussion of our Series A and Series B convertible promissory notes, see our Current Report on Form 8-K filed on April 17, 2017, which is incorporated herein by reference.

In May 2017, holders of the New Series B Notes released all restrictions on the remaining $1.4 million in cash collateral securing the Series B Notes, which became available to the Company to fund its operations and for general corporate purposes. In connection with the release, the Company temporarily reduced the conversion price of the New Series B Notes to $1.10 per share until July 14, 2017, after which the conversion price of the New Series B Notes will return to $3.00 per share.  The Company also permanently waived any right to effect any mandatory conversion of the Series

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue

	Three Months Ended March 31,		Increase
	2017	2016	$	%
C. diff	$638,767	$671,742	$(32,975)	-5%
Group B Strep	108,680	59,680	49,000	82%
STEC	23,180	—	23,180	—
SIDR	52,900	—	52,900	—
SBPP	7,250	—	7,250	—
	$830,777	$731,422	$99,355	14%

Revenue increased 14% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  We had revenue derived from the sale of STEC and SIDR assays inasmuch as the products were commercially launched in August and September of 2016.  In anticipation of it being cleared by the FDA, in February 2017 we also began shipping discounted “investigational use only” versions of our new SBPP assay.  The 82% increase in Group B Strep tests was the result of the addition of new customers, particularly two large reference labs, as well as continued purchases by our existing customers.  The 5% decline in C. diff sales was primarily attributable to reduced C. diff rates experienced by patients at our customer sites, along with our decision to terminate certain small accounts we determined were unlikely to become profitable even with our expanded test menu.  The number of U.S. customers increased to 235 by March 31, 2017, as compared to 222 at the end of March 31, 2016.  The number of analyzers placed with customers decreased to 470 at March 31, 2017, as compared to 493 at the end of March of the prior year. Through mid-2016, the Company was intensely focused on building its customer base and placing additional analyzers in the field.  Currently, however, the Company anticipates that in the future, it will sell higher quantities of existing assays, as well as new assays to a more profitable, select customer group now that additional products have come to market.

Cost of Sales

	Three Months ended March 31,
	2017		2016		Increase
		% of		% of
	Expense	revenue	Expense	revenue	$	%
Materials and direct labor	$611,814	74%	$589,155	81%	$22,659	4%
Indirect labor, overhead, and royalties	1,134,927	137%	956,779	131%	178,148	19%
Analyzer depreciation	233,335	28%	315,811	43%	(82,476)	-26%
	$1,980,076	238%	$1,861,745	255%	$118,331	6%

Beginning in mid-2016, the overall cost of direct and indirect labor increased as a percentage of revenue due to the hiring of production workers for additional daily shifts, in anticipation of eventually doubling the number of assays produced.  Similarly, overhead increased as a percentage of revenue, also due to anticipated demand for the new assays.  Compared to the first quarter of 2016, the cumulative effect of these activities later in 2016 and into 2017 resulted in an overall increase in labor and overhead costs as a percentage of revenue during the three months ended March 31, 2017.  This comparative increase was offset by cost savings in materials attributable to bringing in-house the production of key components beginning in 2017.

Also during the first quarter of 2017, we determined that the actual life of analyzers used at customer sites was longer than the estimated life used for depreciation purposes.  As a result, effective January 1, 2017, we changed our estimate of the useful life of our analyzers to better reflect the estimated period during which these assets will remain in service.  The estimated useful life of the analyzers previously was five years, which we increased to seven years.  The effect of this change with respect to analyzer depreciation included in cost of sales was that depreciation expense for the quarter ended March 31, 2017 was reduced by $155,200.

We brought to market both the STEC and Staph ID/R assays in a relatively short period of time during the second half of 2016. Sales of these new products only began in August and September of 2016, respectively, and to-date their more favorable impact on total revenue and gross margin remains minimal.  Accordingly, we don’t expect to see additional revenue and gross margin potential from these new assays until later in 2017.

Operating Expenses

	Three Months Ended
	March 31,		Increase
	2017	2016	$	%
Research and development	$2,048,100	$2,297,983	$(249,883)	-11%
Selling and marketing	1,391,978	1,478,778	(86,800)	-6%
General and administrative	1,857,729	2,208,657	(350,928)	-16%
	$5,297,807	$5,985,418	$(687,611)	-11%

Research and Development

Research and development expenses decreased 11% during the quarter ended March 31, 2017 as compared to the prior year, primarily because last year we were applying significant resources into the internal development of new products.  Accordingly, during 2017 as compared to 2016, we spent $473,003 less for testing cartridges, $141,262 less in outside consultants, and $81,266 less in recruiting fees associated with the hiring of additional software developers and scientists.  These decreases were partially offset by increases of $195,351 in compensation expense related to the additional personnel, $249,485 in clinical trial expenses related to new products which will be introduced later in 2017, and $812 in all other research and development expense.

Selling and Marketing

Selling and marketing expenses decreased by 6% in the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016, due primarily to $39,517 in lower travel costs, $28,766 in lower promotional assay costs, and $8,875 in lower trade show expenses.  All other selling and marketing expenses decreased by $9,642.

General and Administrative

The 16% decline in general and administrative expenses for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 resulted primarily from $218,936 in lower filing and professional fees, $168,150 in lower franchise and property taxes, $102,217 in reduced write offs of uncollectible customer accounts, and $90,385 in lower employee and H/R-related expenses.  These decreases were partially offset by $102,340 in higher legal fees, $89,116 in higher rents associated with additional space in the Salt Lake City offices, and $46,103 in higher accounting, regulatory, human resource and IT personnel costs than we had during the quarter ended March 31, 2016.  All other general and administrative expenses decreased by $8,799.

Interest Expense

Interest expense for the quarter ended March 31, 2017 increased by a total of $5.3 million, from $6.3 million to $11.6 million, as compared to the quarter ended March 31, 2016. The change was due mainly to the differences in the amount of debt discount amortization for the 2015 convertible notes during 2016 ($6.1 million), as compared to the higher amount of debt discount amortization for the 2016 convertible notes during 2017 ($11.4 million).  Other interest expense for 2017 decreased by $12,092 as compared to 2016.

Gain on Extinguishment of Debt

The Company’s 2016 Notes contained a conversion feature whereby installment payments could be made by the Company issuing shares of common stock to the noteholders.  Because this feature was separate from the note itself, when such conversions occurred they were deemed extinguishments of debt for accounting purposes.  During the first three months of 2017, we made approximately $3.9 million of installment payments by issuing 762,672 shares of common stock to the noteholders.  Also during the first quarter of 2017, the Company and the noteholders agreed to $38.9 million in redemptions of the 2016 Note and a corresponding amount of restricted cash was returned to the noteholders.  Accordingly, a significant portion of the 2016 Notes’ principal amount and derivative liability was extinguished. A total gain on the extinguishment of debt in the amount of $602,555 was recorded to account for these transactions.  The gain amount was equal to the fair market values of the common shares issued and the principal amounts of the 2016 Notes either paid down or extinguished, partially offset by the related remaining debt discount associated with the extinguished principal amounts, the related derivative liability amounts also reduced, and the accrued underwriting fees eliminated.

Change in Fair Value Liabilities

The change in fair value of the derivative liability resulted in a net gain in earnings of $38.9 million for the three months ended March 31, 2017, as compared to a net loss in earnings of $20.2 million for the three months ended March 31, 2016.  During the first quarter of 2017, we had a $4.1 million decrease in the fair value of our common stock purchase warrants, due to the decrease in the value of our common stock during the period.  We also had a $40.3 million decrease in the fair value of the embedded conversion feature of our 2016 Notes attributable to the decrease in the value of our common stock during the period.  These decreases in fair values were partially offset by a $5.5 million increase in the fair value of Series F Preferred Stock accounted for as a liability. The increase in the fair value of our Series F Preferred stock was the result of a reset in the fixed conversion price during the quarter as a result of certain conversions of the 2016 Notes and such fixed conversion rate was significantly lower than the value of the stock at the measurement date of period end.

During the three months ended March 31, 2016 we had an increase in the fair value of our Series E Warrants and embedded conversion feature on convertible notes in the amount of $25.4 million which was partially offset by the reduction in the fair value of our Series D Warrants and other derivative securities in the amount of $5.2 million.

Liquidity and Capital Resources

We have funded our operations to date primarily with net proceeds from our IPO, our follow-on public offerings, cash exercises of warrants, sales of our preferred stock, issuances of convertible notes, and revenues from operations. At March 31, 2017, we had unrestricted cash of $25,616 and restricted cash of $17.0 million. The restricted cash is related to 2016 Notes we entered into in July of 2016.

•

In January and February of 2017, the holders of 2016 Notes were issued 762,672 shares of common stock pursuant to the terms of the elective conversion provisions of the note agreement, which reduced the principal amount of the notes by $3.9 million.

•

In January and February of 2017, the noteholders voluntarily removed restrictions on $2.4 million of restricted funds.  Also in February 2017, the Company and the noteholders agreed to reduce the convertible notes by $38.9 million in exchange for the return of $38.9 million of restricted funds.

•	In March and April 2017, the noteholders voluntarily removed restrictions on an additional $1.9 million of restricted funds.
•

In April 2017, the noteholders, Series F Preferred stockholders, and related warrant holders agreed to restructure their arrangements.  The new terms include fixing conversion prices at set amounts and restricting the time frame in which conversions can be made.  Also included were further reductions in loan amounts, along with additional returns to noteholders of restricted cash totaling $14.5 million.

•

In April 2017, pursuant to the terms of the New Series B Notes, the Company exercised its Mandatory Conversion right to convert $0.3 million of principal amount of the New Series B Notes.  In conjunction with the conversions, $0.3 million was released from the restricted cash accounts which became available for use by the Company to fund its ongoing operations.

•

In May 2017, the note holders of the Series B Notes voluntarily removed restrictions on the remaining $1.4 million of restricted funds which became available for use by the Company to fund its ongoing operations.

We have limited liquidity, and have not yet established a stabilized source of revenue sufficient to cover operating costs based on our current estimated burn rate. In order to finance the continued growth in product sales, to invest in further product development, and to otherwise satisfy obligations as they mature, we will need to seek additional financing through the issuance of common stock, preferred stock, and convertible or non-convertible debt financing. Any additional equity financing, if available to us, may not be available on favorable terms, will most likely be dilutive to our current stockholders, and debt financing, if available, may involve restrictive covenants. If we are unable to access additional funds when needed, we will not be able to continue the development of our molecular diagnostic platform or our diagnostic tests, or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. Any of these events could have an adverse impact on our business, financial condition and prospects.  We may be unable to continue to operate without the threat of liquidation for the foreseeable future unless we raise additional capital.

In February 2017, we filed a registration statement with the Securities and Exchange Commission for an offering of equity securities, however, we can provide no assurance that any such offering will be successful or on terms favorable to the Company or our stockholders.  In the event we complete such an offering, along with the additional funds withdrawn from our restricted cash accounts, we believe we will have sufficient cash to fund our planned operations through a portion of the third quarter of 2017. We also anticipate we will need to seek additional financing in the third quarter of 2017 to continue funding our operations for the remainder of 2017.

Summary Statement of Cash Flows for the Three Months Ended March 31, 2017 and 2016

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(4,049,404)	$(8,150,080)
Cash used in investing activities	(67,870)	(624,501)
Cash provided by financing activities	3,128,635	6,294,013
Net increase (decrease) in cash	$(988,639)	$(2,480,568)

Cash Flows from Operating Activities

Cash used in operating activities for the quarter ended March 31, 2017 was $4.0 million. Added back to net income of $21.5 million was $538,804 in depreciation and amortization expenses, $11.4 million in debt discount amortization, and $41,603 in other net non-cash items.  Offsetting these non-cash increases was $38.9 million for the change in the fair value liabilities, and a $602,555 non-cash gain in the extinguishment of liabilities.  The change in operating assets and liabilities resulted in a net provision of cash of $2.0 million, primarily due to a rise in accounts payable and accrued liabilities attributable to deferring vendor and other cash payments, in addition to reducing inventory levels and increasing collection of customer receivables.  As of March 31, 2017, 88% of accounts receivable was less than 60 days old.

Cash used in operating activities for the quarter ended March 31, 2016 was $8.1 million. The net loss of $33.7 million was offset by other non-cash items of $6.1 million for the convertible note debt discount amortization, $20.2 million for the increase in the fair value of our derivative liability, $563,322 for the increase in depreciation and amortization and $123,318 increase in all other non-cash items. The change in operating assets and liabilities further used cash by another $1,510,944 due to a $899,776 decrease in accounts payable, a $1.0 million increase in prepaid and other assets as we ordered material for our analyzer manufacturing, a $23,417 increase in accounts receivable and $22,870 increase in inventory partially offset by a $441,817 increase in accrued liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $67,870 for the first quarter of 2017, and is due to $4,017 for the cost of construction of our analyzer equipment and $63,853 of capital expenditures for the acquisition of property and equipment.

Cash used in investing activities was $624,501 for the first quarter of 2016 and was related to the costs associated with the construction of analyzers and other equipment in the amount of $408,271 and the acquisition of capital equipment in the amount of $216,230.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $3.1 million, comprised of $3.5 million in the release of restricted cash, offset by $371,365 in payments of capital lease obligations.

Cash provided by financing activities for the three months ended March 31, 2016 of $6.3 million was primarily from the net proceeds in the amount of $5.6 million from the sale of units in our follow-on offering along with proceeds of $1.1 million from the exercise of underwriter purchase options partially offset by $314,879 for the cash settlement of the exercise of Series C Warrants and $302,799 in payments made on capital leases and notes payable.

Satisfaction of our cash obligations for the next 12 months and our ability to continue as a going concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. At March 31, 2017, we had unrestricted and restricted cash amounts of $25,616 and $17.0 million, respectively.  Subsequent to March 31, 2017, $14.5 million of the restricted cash was returned to the note holders as redemptions on the outstanding notes and $2.5 million had the restrictions voluntarily removed and those funds were authorized to be released from the restricted accounts to the Company. There are no longer any funds in the restricted cash We have incurred substantial losses from operations and negative operating cash flows which raise substantial doubt about our ability to continue as a going concern.  We sustained a net loss from operations for the three months ended March 31, 2017 of $6.4 million, and a net loss from operations for the year ended December 31, 2016 of $34.1 million.  While, as a result in the change in value of our fair value liabilities, we had net income of $21.5 million for the quarter ended March 31, 2017, we sustained a net loss for the year ended December 31, 2016 of $89.1 million.  We have an accumulated deficit of $189.5 million as of March 31, 2017.  During the quarter ended March 31, 2017, cash used for operations was $4.0 million. Whether and when we can attain profitability and positive cash flows from operations is uncertain.

We intend to continue to develop our products and expand our customer base, but we do not have sufficient realized revenues or operating cash flows in order to finance these activities internally.  As a result, we have obtained and intend to continue to obtain financing in order to fund our working capital and development needs.  In February 2016, we obtained financing by completing a follow-on offering for net proceeds of $5.0 million, and in June 2016, we completed another follow-on offering for net proceeds of $5.3 million. In July 2016, we signed and issued convertible notes for net proceeds of $68 million, of which a net $5.4 million was immediately available and the remaining proceeds were placed in the Company’s restricted accounts. By the end of 2016 we withdrew from restricted accounts all of the remaining $13.8 million related to our December 2015 convertible notes and $2.6 million related to our 2016 Notes. Through early May 2017 after returning $53.4 million in restricted cash to the noteholders to redeem the 2016 Notes, we withdrew all of the remaining $6.0 million from the restricted accounts related to our 2016 Notes.

As mentioned above, to continue operations over the next twelve months we will need to obtain additional financing.  In February 2017, we filed a registration statement with the Securities and Exchange Commission for an offering of equity securities, however, we can provide no assurance that any such offering will be successful or on terms favorable to the Company or our stockholders. In the event we complete such offering, along with additional funds to be withdrawn from our restricted cash accounts, if we can meet the conditions for the release of the restricted cash or if we are able to negotiate the release of funds if we fail to meet the conditions, we believe we will have sufficient cash to fund our planned operations through a portion of the third quarter of 2017. We also anticipate we will need to seek additional financing in the third quarter of 2017 to continue funding our operations for the remainder of 2017.

Since inception, we have been able to meet our short-term funding needs through private placements of convertible preferred securities, an initial public offering (“IPO”), follow-on public offerings, issuances of convertible debt, and the sale and leaseback of analyzers used to report test results. We will continue to seek funding through the issuance of additional equity securities, debt financing, the sale and leaseback of assets, or a combination of these items. Any proceeds received from these items could provide the needed funds for continued operations and development programs. We can provide no assurance that we will be able to obtain the additional financing that we need to alleviate doubt about our ability to continue as a going concern. If we are able to obtain sufficient proceeds from additional financing, we cannot be certain that this additional financing will be available on acceptable terms. To the extent we raise additional funds by issuing equity securities, our stockholders will likely experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain additional financings, the impact on our operations will be material and adverse.

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

Our long-lived assets include our analyzers used by hospitals in the United States to run the assays they buy from us. There are no contractual terms with respect to the usage of our analyzers by our customers. Hospitals are under no contractual commitment to use our analyzers. We maintain ownership of these analyzers and, when requested, we can remove the analyzers from the customer’s site. We do not currently charge for the use of our analyzers and there are no minimum purchase commitments of our assays. As our analyzer is used numerous times over several years, often by many different customers, analyzers are capitalized as property and equipment once they have been placed in service. Once placed in service, analyzers are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. The estimated useful life of our analyzers is determined based on a variety of factors including in reference to associated product life cycles.  During the quarter ended March 31, 2017, we changed the estimate of the useful life of our analyzers from five to seven years, as a result of determining that the actual life of analyzers used internally and at customer sites was longer than five years.  As analyzers are integral to the performance of our diagnostic tests, depreciation of analyzers located at customer sites is recognized as a cost of sales.

Analyzers used outside the United States are sold to the customer and the sale is accounted for as a sale of fixed assets. Since inception, the Company has not focused nor placed significant emphasis on developing international markets for the Company’s product. The Company has never had an international sales force and has never manufactured analyzers specifically for international markets. On occasion, small, international sales opportunities have come along through international distributors. The analyzers that were sold to them were part of the fixed asset pool of analyzers the Company has, and many of these specific analyzers had been previously placed at customer locations within the United States. Sale of the fixed asset analyzers in these limited international opportunities have not been based on established product price listings as no such listing exists or has been publicly marketed to customers; instead, the final sales price has been a negotiated amount based on the sale of a functioning fixed asset analyzer, whether or not that analyzer was previously used at another customer site. Similar to other fixed asset sales, there were no stated or implied warranties or other continuing service requirements made with the sale of these assets. For these limited situations, management has elected to sell the fixed asset analyzers as opposed to placing them with international customers (thereby not retaining title over the analyzers) as it would be impractical for us to retain ownership due to, among other reasons, the Company lacking the necessary personnel needed to service international customers, the need to comply with the additional laws and regulations of countries outside the United States to which the Company is not currently subject, and the added costs to recover, reconfigure, ship and redeploy fixed asset analyzers that have been used internationally. During the three months ended March 31, 2017 and 2016 there were no analyzers sold to international distributors.

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

The Company accounts for other fair value liability instruments under the provisions of ASC 480 Distinguishing Liabilities from Equity. ASC 480 requires the Company to record certain liabilities at their fair value.  Changes in the fair value of these liabilities are recognized in earnings.  As a result of certain terms, conditions and features included in the Series F Preferred Stock issued by the Company, it is required to be accounted for as a liability at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles, for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities resulting from these differences are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

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

ITEM 4. CONTROLS AND PROCEDURES

Internal Control Over Financial Reporting

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation of our disclosure controls and procedures as of March 31, 2017, the CEO and CFO concluded that, as a result of the material weakness identified in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2016, our disclosure controls and procedures were not effective as of March 31, 2017.

Material Weakness

As stated in our Form 10-K for the year ended December 31, 2016, we identified a material weakness in our system of internal control over financial reporting relating to processes and controls over properly identifying and accounting for transactions of a complex or non-routine nature. This material weakness has not been fully remediated and as a result, as of December 31, 2016, we continued to have deficiencies in our internal control over financial reporting. The nature of our financing agreements increases the complexity of our accounting for potential fair value liabilities. As we enter into additional equity or debt financing transactions, which may have contractual provisions different from those of our existing financing instruments, the accounting and valuation of these financial instruments may become increasingly complicated. This additional complexity could increase the chance that we experience additional errors in the future, particularly because we have a material weakness in our internal control.

We continue to take steps to remediate the underlying causes of the material weakness. We continue to engage third-party consultants to assist us with our evaluation of complex technical accounting matters, including the valuation and accounting for our complex derivative agreements. We also continue to engage consultants to advise us on making further improvements to our internal control over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements, and our application of relevant accounting policies. These remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have not been any material changes to our risk factors as set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Commission on March 22, 2017.

Our obligations to the holders of our 2017 Series A and Series B Notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the note holders could foreclose on our assets.

Our obligations under the 2017 Series A and Series B Notes are secured by a security interest in substantially all of our assets. As a result, if we default in our obligations under the notes, the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

If the holders of our 2017 Series A and Series B Notes elect to convert the principal and interest due under the notes, our stockholders will experience substantial dilution in their investment.

The total remaining principal amount we owe to the holders of our 2017 Series A and Series B Notes is approximately $21.6 million.  If the holders of these notes were to elect to convert all of the principal amount (and assuming no interest has accrued on the principal amount) into shares of our common stock at the Conversion Price of $3.00, we would be required to issue approximately 7.2 million shares. On May 12, 2017, in connection with the release of $1.4 million of restricted funds, we temporarily reduced the conversion price of the Series B Notes to $1.10 per share until July 14, 2017, after which the conversion price of the Series B Notes will return to $3.00 per share. If the holders of the Series B Notes were to elect to convert the principal amount of the Series B Notes into shares of our common stock prior to July 14, 2017, we would be required to issue approximately 1.2 million shares. These conversions would result in significant dilution to the investments of our existing stockholders.

The sale of a substantial amount of our common stock in the public market by the holders of our 2017 Series A and Series B Notes may adversely affect the market price of our common stock.

As of May 18, 2017 we have 1,978,584 shares of common stock issued and outstanding.  Assuming the conversion of all of the remaining principal outstanding under the 2017 Series A and Series B Notes at the Conversion Price of $3 (and assuming no interest has accrued on the principal amount), we would be required to issue an additional approximately 7.2 million shares of common stock to the holders of the notes.  Assuming the conversion of the 2017 Series A Notes at a price of $3.00 per share and the conversion of the 2017 Series B Notes at a conversion price of $1.10 per share, we would be required to issue approximately 8.0 million shares of our common stock to the holders of the notes. The sale of substantial amounts of shares of our common stock in the public market by the holders of the 2017 Series A and Series B Notes, or the perception that such sales might occur, could adversely affect the market price of our common stock.

The holders of our 2017 Series A and Series B Notes have certain rights upon an event of default under the notes which could harm our business, financial condition and results of operations and could require us to curtail or cease or operations.

Under our Series A and Series B Notes, the holders of the notes may require us to redeem all or any portion of the notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of common stock then issuable upon conversion of the notes.  It is unlikely that we would have the cash to redeem the notes as required.  Furthermore, if we default on the payment of the notes, interest on the notes will accrue at the rate of 10% per annum.  If we were unable to come to an agreement with the holders of the notes regarding payment, the holders could foreclose on their security interest, which could harm our business, financial condition and results of operations and could require use to curtail or cease our operations.

Due to financial constraints, we have been unable to pay our employees on regularly scheduled payment dates.  As a result, the Utah Labor Commission could impose a penalty on us in accordance with the Utah Payment of Wages Act.

We are subject to the Utah Payment of Wages Act (the “Utah Act”), which governs how and when wages are paid to our employees.  Section 34-28-9 of the Utah Act gives the Labor Commission’s Division of Antidiscrimination and Labor the right to assess against an employer who fails to pay an employee in accordance with the Utah Act a penalty of 5% of the unpaid wages owing to the employee, which will be assessed daily until paid for a period not to exceed 20 days.

Due to financial constraints, we offered our employees the choice of continuing to work or taking an unpaid furlough.  Thirty-five of our employees chose to take the furlough.  As of May 18, 2017, we have 120 full time and 8 part time employees employed.  Since the payroll that was due to be paid on March 20, 2017, we have been behind one to two payments on our payroll and we may not, therefore, be in compliance with the Utah Act.  If the Division of Antidiscrimination and Labor concludes that we are not in compliance with the Utah Act and were to assess a penalty against us for our failure to pay the wages we owe on a timely basis, our liability could be in excess of $25,000 through May 18, 2017.  We also might be subject to claims from employees due to late payment of their wages.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the three months ended March 31, 2017 were previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Exhibit No.	Description
3.1	Seventh Amended and Restated Certificate of Incorporation of Great Basin Scientific, Inc. as amended through November 3, 2016 (28)
3.3	Amended and Restated Bylaws of Great Basin Scientific, Inc. (2)
3.4	Form of Certificate of Designation of Series E Convertible Preferred Stock. (5)
3.5	Certificate of Amendment to Certificate of Designation of Series E Convertible Preferred Stock, as filed with the Delaware Secretary of State on June 23, 2015. (6)
3.6	Form of Certificate of Designation of Series F Convertible Preferred Stock (15)
4.1	Specimen certificate evidencing shares of common stock. (2)
4.2	Amended and Restated Voting Agreement dated as of July 30, 2014. (1)
4.3	Third Amended and Restated Investor Rights Agreement dated as of April 21, 2014. (1)
4.4	Form of Second Amended and Restated Series C Warrant. (7)
4.5	Form of Warrant to Purchase common stock. (4)
4.6	Form of Warrant to Purchase common stock or Preferred Stock. (4)
4.7	Form of Warrant to Purchase common stock. (4)
4.8	Form of Series A Warrant. (3)
4.9	Form of Series B Warrant. (3)
4.10	Amended and Restated Form of Series C Warrant (amended and restated as of June 23, 2015). (6)
4.11	Form of Unit Purchase Option issued in connection with the Registrant’s follow-on offering. (5)
4.12	Form of Representative’s Warrant issued in connection with the Registrant’s initial public offering. (3)
4.13	Form of 2015 Senior Secured Convertible Note, filed as Exhibit A to the 2015 Securities Purchase Agreement (8)
4.14	Form of Series D Warrant, filed as Exhibit B to the 2015 Securities Purchase Agreement (8)
4.15	Form of Series E Warrant (9)
4.16	Form of Subscription Agreement February 2016 (9)
4.17	Form of Series G Warrant (10)
4.18	Form of Subscription Agreement June 2016 (10)
4.19	Form of 2016 Senior Secured Convertible Note, filed as Exhibit A to the 2016 Securities Purchase Agreement (11)
4.20	Form of Series H Warrant, filed as Exhibit B to the 2016 Securities Purchase Agreement (11)
4.21	Form of 2017 Series A-1A Senior Secured Convertible Note (26)
4.22	Form of 2017 Series A-2A Senior Secured Convertible Note (26)
4.23	Form of 2017 Series A-1B Senior Secured Convertible Note (26)
4.24	Form of 2017 Series A-2B Senior Secured Convertible Note (26)
4.25	Form of 2017 Series B Senior Secured Convertible Note (26)
4.26	Form of 2017 Series A Senior Secured Convertible Note (27)
4.27	Form of 2017 Series B Senior Secured Convertible Note (27)
10.1	Form of Amendment Agreement executed January 2, 2017 with holders of 2016 Notes (12)
10.2	Form of 2016 Notes Waiver executed January 9, 2017 with holders of the 2016 Notes (13)
10.3	Form of Series F Preferred Stock Waiver executed January 9, 2017(13)
10.4	Form of Amendment Agreement executed January 18, 2017 with holders of the 2016 Notes(14)
10.5	Form of Amendment Agreement executed January 19, 2017 with holders of the 2016 Notes (16)
10.6	Form of Amendment Agreement executed January 22, 2017 with holders of the 2016 Notes (17)
10.7	Form of Amendment Agreement No. 2 executed January 23, 2017 with holders of the 2016 Notes (18)
10.8	Form of Amendment Agreement No. 3 executed January 31, 2017 with holders of the 2016 Notes (19)
10.9	Form of Note Redemption Agreement executed February 9, 2017 with holders of the 2016 Notes (20)
10.10	Form of 2016 Note Waiver Agreement executed February 14, 2017 with holders of the 2016 Notes (21)
10.11	Form of Note Redemption Agreement executed February 16, 2017 with holders of the 2016 Notes (22)
10.12	Form of Amendment Agreement No. 4 executed February 17, 2017 with holders of the 2016 Notes (23)
10.13	Form of Note Redemption Agreement executed March 1, 2017 with holders of the 2016 Notes (24)
10.14	Form of Note Redemption Agreement executed March 3, 2017 with holders of the 2016 Notes (25)
10.15	Form of Director and Officer Indemnification Agreement (25)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on August 20, 2014, and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 8, 2014, and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 23, 2014, and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197954) filed with the SEC on September 24, 2014, and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201596) filed with the SEC on February 24, 2015, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-3662) filed with the SEC on June 23, 2015, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 7, 2015 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on December 28, 2015 and incorporated herein by reference
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 19, 2016 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on May 26, 2016 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on June 29, 2016 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on January 3, 2017 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on January 9, 2017 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on January 18, 2016 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on November 3, 2016 and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on January 20, 2017 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on January 23, 2017 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on January 24, 2017 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on January 31, 2017 and incorporated herein by reference.
(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 10, 2017 and incorporated herein by reference.
(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 14, 2017 and incorporated herein by reference.
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 16, 2017, as amended on February 17, 2017, and incorporated herein by reference.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on February 17, 2017 and incorporated herein by reference.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on March 2, 2017 and incorporated herein by reference.
(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on March 3, 2017 and incorporated herein by reference.
(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on April 10, 2017 and incorporated herein by reference.
(27)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-36662) filed with the SEC on April 17, 2017 and incorporated herein by reference.
(28)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-36662) filed with the SEC on March 22, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT BASIN SCIENTIFIC, INC.

Dated: May 22, 2017	By:	/s/ Ryan Ashton
Ryan Ashton
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: May 22, 2017	By:	/s/ Jeffrey A. Rona
Jeffrey A. Rona
Chief Financial Officer (Principal Financial and Accounting Officer)